Form 10QSB
period 1997-09-30
NEWRIDERS INC
filed 1997-11-14
CIK 1023397

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-QSB
              Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                 For the quarterly period ended 9/30/97
                    Commission file number 000-22775


                             NEWRIDERS, INC.
      ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


                 Nevada                            77-0390222
     _______________________________       ____________________________
     (State or other jurisdiction of       (IRS Employer Identification
      incorporation or organization)                 Number)


                        567 San Nicolas Drive, Suite 400
                        Newport Beach, California  92660
                   ________________________________________
                   (Address of principal executive offices)


                                (714) 718-4630
               ________________________________________________
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X

     (The issuer became subject to such filing requirements less than 90 days ago on August 29, 1997, and has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 since August 29,
1997).


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of November 11, 1997, the issuer had outstanding 16,976,425 shares of its Common Stock, $0.001 par value.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited consolidated balance sheet of Newriders, Inc., a Nevada corporation (the "Company"), as of September 30, 1997 and the related audited consolidated balance sheet of the Company as of December 31, 1996, the unaudited related consolidated statements of operations, stockholders' equity and cash flows for the three and nine month periods ended September 30, 1997, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company consolidated with Newriders Limited, a California corporation, the Company's wholly-owned subsidiary.

     Newriders, Inc. was organized on July 13, 1995 under the name of American Furniture Wholesale, Inc. Newriders Limited was formed on November 8, 1994 in the State of California. Newriders, Inc. and Newriders Limited entered into a Plan of Reorganization on June 28, 1996, whereby Newriders, Inc. acquired 100% of the outstanding Common Stock of Newriders Limited in exchange for 13,250,000 shares of the common stock of Newriders, Inc. to the former shareholders of Newriders Limited (the "Reorganization"). In connection with the Reorganization, the Company amended its Articles of Incorporation effective July 1, 1996 to change its name to Newriders, Inc. Throughout this document the "Company" shall mean the combined entities of Newriders, Inc. and its subsidiary, Newriders Limited.

     The acquisition of Newriders Limited was recorded as a recapitalization of Newriders Limited, whereby Newriders Limited is treated as the surviving entity for accounting purposes.

     Newriders Limited owns and operates an Easyriders Cafe Restaurant, an Easyriders Apparel and Merchandise Store, and an Easyriders Motorcycle and Accessory Shop in Fresno, California. In May 1997, the Company opened its second location in Myrtle Beach, South Carolina, which consists of a cafe and apparel store. A separate motorcycle sales and service facility is under construction at a site nearby in Myrtle Beach, South Carolina.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     During the three months ended September 30, 1997, the Company experienced a net loss in the amount of $407,567, in contrast to the net loss of $163,313 for the three months ended September 30, 1996. The Company's net loss for the nine month period ended September 30, 1997 was $1,292,870, as compared with the net loss of $195,757 incurred in the nine months ended September 30, 1996. Earnings (loss) per share were approximately ($0.02) for the three months ended September 30, 1997, and approximately ($0.08) for the nine months ended September 30, 1997.

     The Company attributes its net loss incurred during the three month period ended September 30, 1997 to the costs associated with opening a new restaurant in Myrtle Beach, South Carolina in May, 1997, including significant advertising and promotional costs and employee training expenses incurred in the third quarter 1997. The Company attributes its net loss incurred during the nine month period ended September 30, 1997 to the increase in overhead for accounting, legal and professional fees related to becoming a public reporting company, and costs associated with the opening of the Myrtle Beach restaurant in May, 1997.

     Total sales for the three months ended September 30, 1997 were $1,277,473, up $1,001,085 (362%) from the $276,388 reported for the three months ended September 30, 1996. Total sales for the nine month period ended September 30, 1997 were $2,426,584, an increase of $2,150,196 (778%) over the
$276,388 reported for the nine month period ended September 30, 1996. Total sales for all reported periods were comprised of income from sales of restaurant items, Easyriders apparel and merchandise, and motorcycle accessories.

     Cost of sales for the three months ended September 30, 1997 was $376,270, or approximately 29% of total sales. Cost of sales for the three months ended September 30, 1996 was $98,251, or approximately 36% of total sales. Cost of sales of $1,095,227 represented approximately 45% of total sales for the nine months ended September 30, 1997, and cost of sales of $98,251 represented approximately 36% of total sales for the nine months ended September 30, 1996. Cost of sales consists primarily of the cost of food, alcoholic and non-alcoholic beverages, apparel, motorcycle parts and accessories and direct labor costs.

     Gross margin for the three months ended September 30, 1997 was $901,203, up $723,066 from the $178,137 reported for the three months ended September 30, 1996. Gross margin for the nine months ended September 30, 1997 was $1,331,357, up $1,153,220 from the $178,137 reported for the nine months ended September 30, 1996. These increases reflect primarily the Company's increased sales volume associated with opening the Company's second location in Myrtle Beach, South Carolina in May, 1997.

     Selling, general and administrative expenses for the three months ended September 30, 1997, were $1,268,755, up $929,964 from the $338,791 reported for the three months ended September 30, 1997. Selling, general and administrative expenses for the nine months ended September 30, 1997, were $2,514,213, up $2,147,918 from the $366,295 reported for the same period in 1996. The primary components of selling, general and administrative expenses for the three months ended September 30, 1997 include expenses associated with public relations, investor relations, corporate accounting and legal services, travel, lodging, advertising and local event promotions relating to the opening of the Myrtle Beach Easyriders Cafe.

     The primary components of selling, general and administrative expenses for the nine months ended September 30, 1997 include expenses associated with public relations, corporate accounting and legal services, travel, lodging, advertising, local event promotions relating to the opening of the Myrtle Beach Easyriders Cafe, and continuing advertising and promotion activities to increase public awareness and support of the Fresno, California Easyriders Cafe.

     General and administrative expenses should generally be viewed as likely to recur in the normal course of business, although the amounts of such expenditures will vary.

Balance Sheet Information

     Assets

     As of September 30, 1997, the Company reported total assets of $3,346,024, up $1,170,958 from the $2,175,066 reported as of December 31,
1996. Total current assets as of September 30, 1997 were $799,318, up $192,346 from the $606,972 reported as of December 31, 1996. Property and equipment - net was $2,227,902 as of September 30, 1997, up $903,680 from the $1,324,222 reported as of December 31, 1996. Total other assets were $318,804 as of September 30, 1997, up $74,932, from the $243,872 reported as of December 31, 1996. The change in total assets reflects primarily an increase in property and equipment - net and an increase in inventory associated with acquiring additional equipment and inventory for the opening of the Company's second location in Myrtle Beach, South Carolina.

     The change in current assets during the nine months ended September 30, 1997, reflects an increase in cash and cash equivalents of $36,292, an increase of inventory of $138,085, and an increase in prepaid expenses of $17,954. Prepaid expenses reflect travel expenses and prepaid lodging for the employee team deployed from Fresno to Myrtle Beach to open the new cafe there and to hire and train new employees.

     Property and equipment - net consists primarily of furniture and fixtures, including chairs, tables, barstools, stoves, coolers, work tables, silverware, glassware, dish washing machines, refrigerators, ice machines, lighting fixtures and other miscellaneous items.

     Other assets consist of deferred charges - net and deposits. Deferred charges - net primarily reflect prepaid license fees and organizational costs net of accumulated amortization. Deposits consist of rent deposits and deposits on leased equipment, furniture and fixtures.

     Liabilities

     Total current liabilities increased $558,590, from $207,708 as of December 31, 1996, to $766,298 as of September 30, 1997. The largest component of current liabilities is accounts payable, which increased $512,582 from $154,975 as of December 31, 1996, to $667,557 as of September 30, 1997.
This reflects the opening of the Myrtle Beach Easyriders Cafe and the associated accounts receivable related to the tenant improvements and inventory required prior to opening of Cafe to the public. Other increases in current liabilities during the nine month period ended September 30, 1997 were $15,517 in accrued expenses and $30,491 in customer deposits.

     Long-term liabilities increased $232,154 from $31,566 as of December 31, 1996 to $263,720 as of September 30, 1997. The increase in long-term liabilities was associated with the origination of a loan payable with a balance of $234,850 as of September 30, 1997.

Liquidity and Capital Resources - September 30, 1997

     The Company received infusions of a significant amount of capital during the nine month period ended September 30, 1997. Prior to becoming officers and directors of the Company, the Company's Chief Executive Officer and the Company's Executive Vice President each purchased 192,300 shares of the Company's common stock at an average cost of $1.30 per share for cash consideration totaling $250,000 each. An unrelated party converted approximately $550,000 of debt to 234,429 shares of the Company's common stock representing an average purchase price of $2.35 per share. Other capital contributions by existing shareholders during this period of time totaled $373,084. The Company also received approximately $250,000 of services rendered in satisfaction of a common stock subscription receivable.

     The Company's stockholders' equity increased $380,214 in the nine months ended September 30, 1997, from $1,935,792 reported as of December 31, 1996 to $2,316,006 reported as of September 30, 1997. The increase reflects an infusion of approximately $1,673,084 in equity capital (including $250,000 of services) reported for the nine month period less a net loss of approximately $1,292,870 for the same period.

     The Company's most significant cash needs in 1997 include working capital to improve current restaurant operations in Fresno, California and Myrtle Beach, South Carolina, and to investigate and negotiate terms and conditions for additional sites for Easyriders Cafes.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


                      PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     On July 8, 1997, the Annual Meeting of the Shareholders of the Company was held, at which the following persons were elected or re-elected as directors of the Company by the votes indicated:

                                                              No. of
                                         Votes Against    Abstentions and
Name                   Votes For         or Withheld      Broker Non-Votes

John E. Martin         12,203,621               0                0
William R. Nordstrom   12,203,621               0                0
Michael T. Purcell     12,203,621               0                0
Leon Hatcher           12,203,621               0                0
C.W. Doyle             12,203,621               0                0


     There were 16,728,951 shares outstanding and entitled to vote at the July 8, 1997, Annual Shareholder Meeting, of which 12,203,621 shares were represented at the meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  There are no exhibits included with this report.

     (b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWRIDERS, INC.
                              (Registrant)



Date:  November 12, 1997   By:  /s/ William R. Nordstrom
                              William R. Nordstrom
                              Principal Financial Officer and
                              Chief Accounting Officer

                    NEWRIDERS, INC. AND SUBSIDIARY

                  CONSOLIDATED FINANCIAL STATEMENTS

               September 30, 1997 and December 31, 1996



           [Letterhead of Jones, Jensen & Company appears here]


To the Board of Directors
Newriders, Inc. and Subsidiary
Fresno, California

The accompanying consolidated balance sheet of Newriders, Inc. and Subsidiary as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three and nine months ended September 30, 1997 and 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying consolidated balance sheet of Newriders, Inc. and subsidiary as of December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated June 3, 1997



Jones, Jensen & Company
November 7, 1997


       50 South Main Street, Suite 1450, Salt Lake City, Utah 84144
            Telephone (801) 328-4408, Facsimile (801) 328-4461


                    NEWRIDERS, INC. AND SUBSIDIARY
                      Consolidated Balance Sheets

                                ASSETS

                                    September 30,    December 31,
                                        1997             1996
                                    -------------    ------------
                                    (Unaudited)
CURRENT ASSETS


  Cash and cash equivalents         $   56,339      $  20,047
  Accounts receivable                       15            -
  Inventory                            722,975        584,890
  Prepaid expenses                      19,989          2,035
                                     ---------      ---------

     Total Current Assets              799,318        606,972
                                     ---------      ---------
PROPERTY AND EQUIPMENT - Net         2,227,902      1,324,222
                                     ---------      ---------
OTHER ASSETS

  Deferred charges - net               265,589        227,494
  Deposits                              53,215         16,378
                                     ---------      ---------
     Total Other Assets                318,804        243,872
                                     ---------      ---------

     TOTAL ASSETS                   $3,346,024    $ 2,175,066
                                     =========     ==========


                      NEWRIDERS, INC. AND SUBSIDIARY
                  Consolidated Balance Sheets (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,   December 31,
                                            1997          1996
                                       -------------   ------------
                                       (Unaudited)

CURRENT LIABILITIES

  Accounts payable                     $   667,557      $  154,975
  Accrued expenses                          40,527          25,010
  Customer deposits                         30,491             -
  Current obligation under capital lease    27,723          27,723
                                         ---------        --------
     Total Current Liabilities             766,298         207,708
                                         ---------        --------

LONG-TERM LIABILITIES

  Loan payable                             234,850             -
  Obligation under capital lease,
    Less current portion                    28,870          31,566
                                         ---------        --------
     Total Long-Term Liabilities           263,720          31,566
                                         ---------        --------
STOCKHOLDERS' EQUITY

  Common stock; 25,000,000 shares
   authorized of $0.001 par value;
   16,945,029 and 16,326,000 shares
   issued and outstanding,
   respectively                             16,945          16,326
  Additional paid-in capital             5,414,073       3,991,608
  Common stock subscription receivable    (750,000)     (1,000,000)
  Accumulated deficit                   (2,365,012)     (1,072,142)
                                        ----------      ----------
     Total Stockholders' Equity          2,316,006       1,935,792
                                        ----------      ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $   3,346,024     $ 2,175,066
                                        ==========      ==========

                      NEWRIDERS, INC. AND SUBSIDIARY
                   Consolidated Statements of Operations
                               (Unaudited)


               For the Three Months Ended        For the Nine Months Ended
                     September 30,                       September 30,
               --------------------------        -------------------------
                   1997          1996               1997          1996
               ------------    ----------        ------------  -----------
SALES              $ 1,277,473   $  276,388         $2,426,584    $  276,388

COST OF SALES          376,270       98,251          1,095,227        98,251
                    ----------    ---------          ---------     ---------
GROSS MARGIN           901,203      178,137          1,331,357       178,137
                    ----------    ---------          ---------     ---------
EXPENSES

 Selling, general
 and administrative  1,268,755      338,791          2,514,213      366,295

 Depreciation and
 amortization           34,700        4,940             99,338        9,880
                     ---------      -------          ---------      -------
    Total Expenses   1,303,455      343,731          2,613,551      376,175
                     ---------      -------          ---------      -------
    Loss from
    Operations        (402,252)    (165,594)        (1,282,194)    (198,038)
                     ---------     --------          ---------      -------
OTHER INCOME (EXPENSE)

 Interest income           134          -                  207         -
 Other income               27        2,281                426        2,281
 Interest expense       (5,476)         -              (11,309)        -
 Bad debt expense          -            -                  -           -
                        ------        -----             ------        -----
    Total Other Income
    (Expense)           (5,315)       2,281            (10,676)       2,281
                        ------        -----             ------        -----
NET LOSS           $  (407,567)  $ (163,313)     $  (1,292,870)  $ (195,757)
                      ========      =======          =========      =======

NET LOSS PER
 SHARE             $     (0.02)  $    (0.01)     $       (0.08)  $    (0.02)
                      ========      =======          =========      =======
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        16,894,137   11,000,000         16,621,175   11,000,000
                    ==========   ==========         ==========   ==========


                       NEWRIDERS, INC. AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity


                                                      Common
                        Common Stock      Additional  Stock
                   --------------------   Paid-in     Subscription Accumulated
                   Shares        Amount   Capital     Receivable   Deficit
                   ---------   --------   ----------  ------------ -----------

Balance,
 December 31, 1995  11,000,000   $11,000    $   755,756  $   -     $ (35,902)

Issuance of common
 stock to acquire
 New Riders Limited  4,581,000     4,581         58,110      -           -

Common stock issued
 through private
 placement at $2.50
 per share              87,000        87        217,413      -           -

Common stock issued
 for debt at and
 average of $1.36 per
 share                 158,000       158        214,749      -           -

Common stock subscrip-
 tion for future goods
 and services          400,000       400        999,600  (1,000,000)     -

Common stock issued
 for services          100,000       100        249,900      -           -

Capital contributed
 by shareholders           -          -       1,496,080      -           -

Net loss for the year
 ended December
 31, 1996                 -           -             -        -     (1,036,240)
                      ---------    -----      ---------  ---------- ---------

Balance,
 December 31, 1996  16,326,000    16,326      3,991,608 (1,000,000)(1,072,142)

Common stock issued
 for cash at an
 average of $1.30
 per share
 (Unaudited)           384,600       385        499,615      -            -

Conversion of
 convertible notes
 into common stock
 at an average price
 of $2.35 per share
 (Unaudited)           234,429       234        549,766      -           -

Services rendered in
 satisfaction of common
 stock subscription
 receivable
 (Unaudited)               -          -            -       250,000       -

Capital contributions
 by shareholders
 (Unaudited)              -           -         373,084        -         -
                      --------      -----    ----------  --------    --------

Balance forward    16,945,029     $16,945  $  5,414,073 $(750,000) $1,072,142)
                   ----------      ------    ----------   -------   ---------

                       NEWRIDERS, INC. AND SUBSIDIARY
         Consolidated Statements of Stockholders' Equity (Continued)



                                                      Common
                        Common Stock      Additional  Stock
                   --------------------   Paid-in     Subscription Accumulated
                   Shares        Amount   Capital     Receivable   Deficit
                   --------------------   ----------  ------------ -----------

Balance forward    16,945,029   $16,945   $ 5,414,073 $(750,000)  $(1,072,142)

Net loss for the
 nine months ended
 September 30,
 1997 (Unaudited)        -          -             -          -     (1,292,870)
                   ----------   -------    ----------  --------    ----------

Balance, September
 30, 1997
 (Unaudited)       16,945,029   $16,945   $ 5,414,073 $(750,000)  $(2,365,012)
                   ==========    ======    ==========   =======     =========

                    NEWRIDERS, INC. AND SUBSIDIARY
                 Consolidated Statements of Cash Flows
                             (Unaudited)


                    For the Three Months Ended    For the Nine Months Ended
                           September 30,                 September 30,
                    --------------------------    --------------------------
                       1997            1996          1997          1996
                    ----------      ----------    ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss              $  (407,567)    $ (163,313)   $(1,292,870)  $ (195,757)
 Adjustments to
 reconcile net loss to
 net cash used by oper-
 ating activities:
  Common stock issued
   for services            125,000           -           250,000          -
  Depreciation and
   amortization             34,700          4,940         99,338        9,880
  Changes in operating
   assets and liabilities:
  (Increase) decrease
   in accounts receivable      790         (1,009)          (15)          -
  (Increase) decrease in
   inventory              (132,434)      (118,367)     (138,085)     (137,788)
  (Increase) decrease in
   deferred charges        (54,315)        25,000       (38,095)          -
  (Increase) decrease in
   prepaid expenses        (19,989)        (4,131)      (17,954)          -
  (Increase) decrease in
   deposits                (36,837)         1,715       (36,837)        4,929
  Increase (decrease) in
   cash overdraft         (146,814)           -             -             -
  Increase (decrease) in
   accounts payable and
   accrued expenses         29,279         69,639       528,099        74,815
  Increase (decrease) in
   customer deposits        30,491            -          30,491           -
                          --------        -------      --------        ------

   Net Cash Used by
    Operating Activities  (577,696)      (185,526)     (615,928)     (243,921)
                           -------        -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES

 (Purchase) sale of fixed
  assets                    29,754        (32,581)   (1,003,018)     (239,928)
                           -------        -------     ---------       -------

     Net Cash Used by
     Investing Activities   29,754        (32,581)   (1,003,018)     (239,928)
                           -------        -------     ---------       -------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Cash provided from sale
   of common stock            -              -          500,000          -
  Proceeds from loans
   payable                 234,850           -          234,850          -
  Conversion of
   convertible notes
   into common stock       300,000           -          550,000          -
  Payments on capital
   lease obligation            -          (70,802)       (2,696)         -
  Cash contributions to
   capital                  69,431        352,062       373,084       521,131
                           -------        -------       -------       -------

    Net Cash Provided by
    Financing Activities   604,281        281,260     1,655,238       521,131
                           -------        -------     ---------       -------

NET INCREASE (DECREASE)
IN CASH                     56,339         63,153        36,292        37,282

CASH AT BEGINNING OF
PERIOD                         -           29,547        20,047        55,418
                           -------        -------     ---------       -------
CASH AT END OF PERIOD   $   56,339      $  92,700    $   56,339    $   92,700
                           =======        =======     =========       =======

CASH PAID FOR:

  Interest              $    5,476      $     -      $   11,309    $      -
  Income taxes          $      -        $     -      $      -      $      -

NON CASH FINANCING ACTIVITIES:

 Common stock issued
  for services          $  125,000      $     -      $  250,000     $     -




                    NEWRIDERS, INC. AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements
         September 30, 1997 (Unaudited) and December 31, 1996


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited consolidated financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - MATERIAL EVENTS

        In May 1997, the Company opened a new cafe location in Myrtle Beach, South Carolina with the intention of opening a motorcycle retail and repair facility at the same location in the near future. The Company has entered into a ten year lease agreement in conjunction with those new facilities and has also acquired and leased certain operating equipment used at this new location. The Company has invested approximately $1,000,000 in this operation financed primarily by additional shareholder capital contributions including $600,000 advanced from unrelated parties of which $550,000 has been converted into 234,429 shares of common stock.