Form 10KSB
period 1997-12-31
NEWRIDERS INC
filed 1998-04-10
CIK 1023397

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

                          Annual Report
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended 12/31/97        Commission file number 000-22775

                         NEWRIDERS, INC.
          (Name of small business issuer in its charter)


             Nevada                          77-0390222
(State or other jurisdiction of     (IRS Employer Identification  No.)
incorporation or organization)

567 San Nicolas Drive, Suite 400                      92660
Newport Beach, California                          (Zip Code)
(Address of principal executive offices)

            Issuer's telephone number:  (714) 718-4630

  Securities registered under Section 12(g) of the Exchange Act:

           Common Stock - Par Value:  $0.001 Per Share
                         (Title of class)
    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X ]     No [   ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for its most recent fiscal year:  $2,932,708.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices ($2.855 per share) on March 24, 1998 was approximately $19,842,199.

    As of March 19, 1998, the issuer had outstanding approximately 17,368,130 shares of its Common Stock, $0.001 par value.

               DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]




                              PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


General
-------

     Newriders, Inc., a Nevada corporation, and Newriders Limited, a California corporation, entered into a Plan of Reorganization on June 28, 1996, whereby Newriders, Inc. acquired 100% of the outstanding common stock of Newriders Limited in exchange for issuing 13,250,000 shares of the common stock of Newriders, Inc. to the former shareholders of Newriders Limited. A total of 11,000,000 of these shares were newly issued and 2,250,000 shares were concurrently reacquired from an existing stockholder and reissued as part of the acquisition. Newriders, Inc. was incorporated in the State of Nevada on July 13, 1995, under the name of American Furniture Wholesale, Inc. In connection with the acquisition of Newriders Limited, American Furniture Wholesale, Inc. amended its Articles of Incorporation effective July 1, 1996, to change its name to Newriders, Inc. Throughout this document the terms "Company" or "Newriders" shall mean the consolidated entities of Newriders, Inc. and its subsidiary, Newriders Limited.

     Newriders Limited owns an Easyriders Cafe Restaurant, an Easyriders Apparel and Merchandise Store, and an Easyriders Motorcycle and Accessory Shop in Fresno, California. Subsequent to December 31, 1997, the Fresno location was closed for remodeling, which is presently in progress. Reopening of the Fresno location is presently expected in June 1998. In May 1997, the Company opened its second location in Myrtle Beach, South Carolina, which consists of
an approximately 8,900-square-foot cafe and apparel store.   The Company has
developed and proposes to continue to develop restaurant, apparel and accessory stores as "Units," which will generally include an Easyriders Cafe Restaurant and an Easyriders Apparel and Merchandise store, and in some instances may also include an Easyriders Motorcycle and Accessory Shop.

     Newriders is a party to franchise agreements with Easyriders Franchising, Inc., a California corporation affiliated with Paisano Publications, Inc. and the publisher of "Easyriders Magazine," to operate Easyriders apparel, motorcycle and accessory shops, restaurants and the right to use the name Easyriders in connection with their operation. (See "DESCRIPTION OF BUSINESS
- Proposed Acquisitions - Proposed Change in Primary Business.")

     The Company's theme restaurants, Easyriders Cafe in Fresno, California and in Myrtle Beach, South Carolina, are designed to provide a unique dining and entertaining experience that emphasizes the appeal of Harley-Davidson and other American-made motorcycles, and the "Freedom-of-the-Road" lifestyle. The integrated retail apparel and merchandise stores offer a broad selection of premium-quality merchandise displaying the Company's logos.

     The Company's Units offer high-quality, popular cuisine, excellent service and an atmosphere of excitement created by combining unique layouts and decor with motorcycle and Easyriders memorabilia, and, in some Units, live music entertainment. In late 1997, the Company decided to shift its menu emphasis from a California-American cuisine to a Southwestern barbecue cuisine.

     The Company's objectives are to enhance and expand its existing operations. Its primary strategy in pursuing these objectives is to increase the number and geographic diversity of its Units to generate greater consumer enthusiasm for its theme concept. The Company believes that there are significant opportunities for additional Easyriders Cafe Units, particularly in major tourist markets, both domestic and international. In addition, the Company intends to seek joint ventures and licensing agreements that will capitalize on the public awareness of its restaurants, apparel and merchandise Units, motorcycle shops, and the brand name merchandise offered through its Units, including a variety of items under the Easyriders brand, such as beer, wine and condiments.

The Company's Restaurant - Merchandise Store Concept
----------------------------------------------------

     The key elements of the Company's restaurant merchandise store concept are as follows:

     Broad-based theme. The Company focuses on a theme that it believes has developed into universal appeal. The Harley-Davidson motorcycle and biker lifestyle theme has grown to great acceptance over the last twenty five years. Bikers are no longer considered the renegade outlaws of the past, but are more commonly affluent middle and upper-class men and women who enjoy the freedom and excitement of the sport.

     Distinctive design features. The Company plans to characterize its Units with dramatic physical design and layout, which typically will have striking facades intended to attract attention. The Units also expect to gain attention from the array of patron motorcycles typically parked outside of the restaurants.

     High-profile locations. The Company intends to select its Unit locations based on a variety of considerations including real estate values, traffic patterns, income and age demographics and tourism.

     Extensive retail merchandising. Each Unit will include an integrated retail store offering premium-quality merchandise displaying Easyriders' distinctive brands and proprietary and licensed logo designs. Merchandising provides additional off-site promotion of Easyriders' brands.

     Quality food. Each Unit serves freshly prepared, high-quality, popular barbecue cuisine, including a variety of smoked meats such as salmon, pork, chicken and beef, designed to appeal to a variety of tastes and budgets, with an emphasis on reasonably priced signature items and items of particular appeal to the local market.

     Quality and excellent service. In order to maintain its unique image, the Company provides attentive and friendly service and invests heavily in the training and supervision of its service personnel.

      The cost of the first Unit in Fresno, California, which includes the Easyriders Cafe Restaurant, the Apparel and Merchandise Store, and the Motorcycle Shop, prior to extensive remodeling commenced in January 1998, was approximately $1,200,000. The cost of the Myrtle Beach, South Carolina Easyriders Cafe and apparel store was approximately $1,400,000. The Company estimates that new Units of similar size will cost approximately $800,000 to $1,200,000 each.

Layout and Design
-----------------

     The Company anticipates that its Units will generally range in size from approximately 7,500 to 15,000 square feet and in seating capacity from 140 to 400 persons. Each Easyriders Cafe Restaurant Unit will feature authentic motorcycle memorabilia, such as a replica of the motorcycle "Captain America" from the 1969 movie "Easy Rider," which is displayed in the Fresno, California Unit, and the actual motorcycle that holds the motorcycle land speed record, which is on display in the Myrtle Beach, South Carolina Unit. Other props and custom Harley-Davidson and other American made motorcycles are displayed in the restaurants and will be displayed in future restaurants. The Units will also display prints and original works of art that feature the Easyriders lifestyle. The restaurants also have recorded music and live bands that provide late-night entertainment, depending upon local ordinances. A dance floor is available for those that wish to dance in the Myrtle Beach Unit, and dance floors may be incorporated into some future Units.

Site Selection
--------------

     The Company intends to locate its Units at high-profile sites in highly populated markets and key urban centers. The Company will evaluate markets already established by other theme restaurants such as the "Hard Rock Cafe" and "Planet Hollywood," for example. By locating Units in high-profile, heavy-traffic areas, the Company hopes to be able to attract both destination customers, as well as passers-by who would be drawn to the Units' unique facades, the display of patrons' motorcycles typically parked outside and the exciting environment. Proper site selection is essential to the success of a Unit, and the Company devotes significant time and resources to analyzing each prospective location. In addition to assessing demographic information for each prospective site, management considers factors such as visibility; traffic patterns; accessibility; proximity to entertainment centers and theme parks, and other tourist attractions; the area's restaurant competition; and average income levels for the area. Once a particular city has been approved for a Unit, the Company may search for appropriate sites, either independently or through regional and national developers.

Merchandising
-------------

     Each Unit's apparel store will offer premium-quality fashion merchandise such as jackets, T-shirts, sweatshirts, hats, pants, leather jackets, vests, gloves and other items. Each store will also offer Harley-Davidson and Easyriders patches, pins, key chains, bandannas, glasses, watches, jewelry, and a variety of other souvenir and everyday items. Many items not on display at a store are available from the Easyriders Roadware Apparel Catalog that lists hundreds of items, which is available to shoppers and diners at their table. The merchandise can be purchased at the Units or at other Easyriders Apparel Franchise Units that prominently display the Easyriders' colorful and distinctive trademark and logo design and typically the name of the city in which the Unit is located, which enhances the collectible nature of the items. Each Unit's mix will vary to meet the demand of the particular market in which the Unit is located. The Company's merchandise sales provide additional off-site promotion for the Company.

Menu
----

     The Company's Units offer generous portions of a wide variety of popular foods with a Southwestern barbecue emphasis, including smoked meats such as salmon, lamb, pork, chicken and beef, and salads and a variety of appetizers and desserts. This represents a change in emphasis effective in early 1998 from the California-American cuisine previously offered by the Company's Units. Menu items are chosen on the basis of sales popularity, ease of preparation and profitability. The Company emphasizes high-quality food prepared fresh daily according to recipes created by the Company. Menu items will generally be the same at all Units, with certain specialties in each market to accommodate local preferences. Prices typically range from $1.75 to $6.95 for appetizers, $2.95 to $7.50 for salads, $5.75 to $21.95 for entrees and $2.50 to $4.75 for desserts. A full bar service makes available specialty alcoholic and nonalcoholic drinks and a variety of wines. The Company is also marketing its own private-label beer, wine and certain condiments. The Company expects that alcoholic beverage sales will generally represent approximately 30% of a Unit's total food and beverage sales, depending on the market.

Service
-------

     The Company emphasizes excellent customer service in order to make each patron's visit an enjoyable, memorable experience. The Company is committed to providing its customers with prompt, friendly, attentive service. Accordingly, it attempts to maintain a high ratio of service personnel to customers, and staffs each Unit with an experienced management team to ensure that its high service standards are maintained. New employees are to be trained by experienced employees who are familiar with the Company's policies, and newly promoted or recently hired managers are required to complete a training program prior to commencing their duties.

Unit Locations and Expansion
----------------------------

      As of December 31, 1997, the Company operated two Units located in Fresno, California and Myrtle Beach, South Carolina, respectively. The Fresno, California Unit opened on May 1, 1996, and consists of an Easyriders Cafe Restaurant, Easyriders Roadware Apparel Store, and an Easyriders Motorcycle and Accessory Shop. The Company opened its second Easyriders Cafe Unit at "Broadway at the Beach" in Myrtle Beach, South Carolina, in May 1997. The Fresno, California Unit was closed in January 1998 for remodeling, and is expected to reopen in June 1998. The Company has no plans to open additional Units in 1998. The Company plans on opening as many as three Units in 1999. Future cities being considered for Units include: Orange County, California; Los Angeles, California; Orlando, Florida; and Las Vegas, Nevada.

     There can be no assurance that the Company will meet its plans to open three Units in 1999. The Company's growth will depend on such factors as its profitability and its ability to raise additional capital and/or borrow additional funds.

     The Company anticipates that all Company-owned Units will be located on leased sites. The Fresno Unit is leased for five years with renewal options. The Myrtle Beach Unit is leased for ten years, also with renewal options.

     Management generally will seek to operate future sites as Company-owned Units as well as joint venture arrangements. The Company also expects to pursue franchise and joint venture arrangements in international markets where the local region presents certain political or economic risks, where an association with local owners would be advantageous due to their market expertise or connections with the local business and industry, or where required by local laws.

Advertising and Promotion
-------------------------

     The Company believes it will attract new customers through word-of-mouth; the visibility of its branded merchandise, radio and print advertising; extensive coverage in "Easyriders" magazine; billboards; and the broad-based media coverage typically associated with grand openings of new Units. In connection with Unit openings, local public relations firms will be retained to generate local interest, and industry magazines and television shows will be alerted to the upcoming potential "photo opportunities" with any celebrities who may be expected to attend. The Company also hosts and will continue to host fund-raising events for local charities at its Units.

Franchise Agreement - Easyriders
--------------------------------

     The Company has entered into franchise agreements with Easyriders Franchising, Inc., a California corporation ("Franchisor") which has developed a business operational program or system that is identified by the mark "EASYRIDERS." It consists of a business for the retail sale of motorcycle apparel such as shirts, jackets, belts, boots and related clothing. It also includes the retail sale of parts and related hard goods and services in the repair and customization of motorcycles. It has further developed certain operating and accounting systems for use by the Company as a franchisee.

     Under the franchise agreements, the Company is granted the exclusive territorial areas of Fresno, California and Myrtle Beach, South Carolina in which to operate an Easyriders apparel and motorcycle accessories and restaurant business (the "Franchised Business"), and the Franchisor agrees to not enfranchise or operate another facility within those areas, but it retains the right to do so in other areas. Franchisor also retains the right to sell its clothing and hard goods in the territories in a variety of ways described in the agreements, such as catalog sales and mobile retail showrooms at various public events.

     The Fresno franchise agreement, dated November 30, 1994 has an initial term of five years. The Company has the option to renew the franchise agreement under its then-current form for three additional periods of five years each, subject to compliance with conditions which give the Franchisor considerable leeway in agreeing to the renewal.

     The Myrtle Beach franchise agreement dated January 4, 1996 has an initial term of five years. The Company has the option to renew the franchise agreement under its then current form for three additional five-year periods, subject to restrictions similar to those in the Fresno, California franchise agreement.

     The franchise is limited to specific locations as approved by the Franchisor. While the Company is responsible for the purchase or lease of the site, the Franchisor has strict provisions concerning the design, decor, equipment, and advertising of the site. It also requires the Company to periodically make reasonable capital expenditures to remodel or redecorate during the term of the agreement.

     The Franchisor will provide training to the Company's manager(s) and assistance in opening the business, at the cost of the Company. If the Franchisor, in its sole discretion, determines that the Company cannot complete the training program satisfactorily, the Franchisor can terminate the franchise agreement.

     The franchise agreements allow the Company to use the various service and trademarks owned by the Franchisor and its affiliates, Paisano Publications, subject to very specific rules concerning display of the marks.


     All advertising of any nature must be submitted to the Franchisor for approval. The Company is required to spend a specific percentage of its revenues on local advertising. It also contributes an additional percentage of specified revenues to an advertising fund utilized by the Franchisor to promote the products in media that is not specific to the Company.

     The Company has paid a franchise fee of $5,000 and is obligated to pay, weekly, a Continuing Services and Royalty Fee based on the gross sales of the Franchised Business, as defined in the franchise agreement. Failure to make all payments due the Franchisor on a timely manner is grounds for termination of the franchise agreement.

     The Company is required to maintain accounting records as specified by the Franchisor and to provide financial statements quarterly and annually to the Franchisor. The Franchisor has a right to audit the records of the Company and under certain circumstances the Company will be required to pay for the audit.

     The Company is obligated to sell only motorcycle apparel and paraphernalia such as shirts, jackets, parts and related hard goods in the apparel store and motorcycle shop. The Franchisor will provide a list of approved manufacturers, suppliers, and distributors authorized for the Company to purchase its inventory. If the Company desires to sell items not included on the approved lists it must obtain the permission of the Franchisor.

     The Franchisor has a right of first refusal if the Company should decide to sell the Franchised Business to another party.

     The Franchisor owns and operates three Easyriders locations, and other franchisees own and operate approximately 28 other Easyriders locations. However, none of the Franchisor or other franchisee-operated Easyriders locations include restaurant or cafe facilities such as operated by the Company.

Unit Operations and Management
------------------------------

     The Company will strive to maintain quality and consistency in its Units through careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. The onsite management for all Company-owned Units is intended to consist of a general manager, kitchen manager, merchandise manager, and several floor managers, who collectively are responsible for every aspect of the Unit's operation. Units that maintain a motorcycle shop will also have a shop manager.

     In an effort to ensure that its employees properly implement the Company's commitment to consistent high-quality, popular food and friendly and attentive service, the Company has developed manuals regarding its policies and procedures for all aspects of Unit operations, including food handling and preparation and dining room and beverage service operations. New employees are to be trained by experienced employees who have demonstrated their familiarity with the ability to consistently implement Company policies. The Company requires continual evaluation and testing of employees on job-related skills in order to provide the highest quality of customer service. In addition, hourly employees who demonstrate a positive business attitude along with leadership skills are encouraged to proceed into management training.



Purchasing and Distribution
---------------------------

     The Company's management negotiates directly with suppliers of food and beverage products to try to achieve uniform quality and freshness of food products in its Units and to obtain competitive prices. New Units will purchase a majority of its needs from a list of pre-approved local producers and wholesalers. Management believes that its food and beverage products are available from alternate sources and suppliers.

     The Company's merchandise is procured from a variety of sources; however, a majority of the items are provided from the "Easyriders Roadware Catalog" and are subject to the Franchise Agreement. The items are chosen on the basis of cost and reliability of both domestic and foreign suppliers.

     Currently, merchandise is shipped directly to the Units in Myrtle Beach, South Carolina and Fresno, California, where ample space is available for storage.

Competition
-----------

     The restaurant and retail merchandising industries are affected by changes in consumer tastes and by international, national, regional and local economic conditions and demographic trends. Changes in discretionary spending priorities; traffic patterns; tourist travel; weather conditions; employee availability; and the type, number and location of competing restaurants also directly affect the performance of an individual Unit. Changes in any of these factors in the markets where the Company currently operates and will operate Units could adversely affect the Company's results of operations. Moreover, the theme restaurant industry is relatively young, is particularly dependent on tourism and has seen the emergence of a number of new competitors. Established competitors include the "Hard Rock Cafe," "Planet Hollywood," "NASCAR Cafe" and "All Star Cafe."

     The restaurant and retail merchandising industries are highly competitive based on the type, quality and selection of the food or merchandise offered, price, service, location and other factors. The Company believes its existing Units and future Units will be distinguished from those of its competitors by their exciting and high-energy environments, extensive displays of unique memorabilia, high-quality popular barbecue cuisine and excellent service. Nevertheless, many well-established restaurant companies with greater financial, marketing and other resources than the Company compete with the Company. It is anticipated they will compete with the Company in most markets in which the Company proposes to operate. In addition, some competitors have design and operating concepts similar to those of the Company and it is expected that those competitors will locate their restaurants and stores in close proximity to established competitors such as the "Hard Rock Cafe" and "Planet Hollywood."

Employees
---------

     As of March 15, 1998, the Company employed approximately 41 full-time employees, 5 of whom were corporate management, 2 were restaurant and merchandise management personnel, and the balance are restaurant employees. The Company's employees are not covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be excellent.

Governmental Regulation
-----------------------

     Alcoholic Beverage Regulation. The Company's existing Units and future Units are subject to licensing and regulation by a number of governmental authorities. The Company is required to operate its Units in strict compliance with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of the states and municipalities where its Units are located. Alcoholic beverage control regulations will require each of the Company's Units to apply to a state authority and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the current Units and future Units, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company has obtained all regulatory permits and licenses necessary to operate its two Units that are currently open, and intends to do the same for all future Units. Failure on the part of the Company to comply with federal, state, or local regulations could cause the Company's licenses to be revoked and force it to terminate the sale of alcoholic beverages at the Units affected. To reduce this risk, the Company plans that each Company Unit will be operated in accordance with procedures intended to ensure compliance with applicable laws and regulations. The failure to receive or retain, or any delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

     The Company will be subject to "dram-shop" laws that exist in many states. These laws generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all. The imposition of a judgment substantially in excess of the Company's insurance coverage, or the failure or inability of the Company to obtain and maintain insurance coverage, could materially and adversely affect the Company.

     Other Regulations. The Company's current Units and future Units will be subject to regulation by federal and foreign agencies and to licensing and regulation by foreign, state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and retail establishments. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food and beverages. Various federal, foreign and state labor laws govern the Company's relationship with its employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities could have an adverse effect on the Company. Delays or failure in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new Units.

     The Federal Americans With Disabilities Act ("ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The Company's current Units are designed to be accessible to the disabled. The Company intends to continue to comply in future Units with the ADA and future regulations relating to accommodating the needs of the disabled, and the Company does not anticipate that such compliance will have a material effect on its operations.

     Future Units which may be established in countries other than the United States will be subject to governmental regulations in the jurisdictions in which they are established, principally in respect to sales of liquor, construction of premises and working conditions of employees. The Company does not believe that such regulations will materially adversely affect its business.

Trademarks
----------

     The Company, at this time, does not have a registered trademark with the United States Patent and Trademark Office. The Company regards its name, "Newriders," and logo as having significant value and as being an important factor in the marketing of the Company's products, and has applied for a trademark registration under its design logo. The "Easyriders" trademark is registered with the United States Patent and Trademark Office and is the property of Paisano Publications, Inc. The Company has the right to use the "Easyriders" trademark pursuant to the Franchise Agreements.

Insurance
---------

     The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverage has fluctuated in recent years. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

Proposed Acquisitions - Proposed Change in Primary Business
-----------------------------------------------------------

     On January 13, 1998, the Company entered into a revised Letter Agreement ("Letter Agreement") to acquire all of the stock (the "Paisano Acquisition") of specialty magazine publisher Paisano Publications, Inc. and certain of its affiliates (collectively the "Paisano Companies"). The Paisano affiliates include Easyriders of Columbus, Inc., an Ohio corporation, Easyriders Franchising, Inc., a California corporation, Teresi, Inc., a California corporation, Bros. Club, Inc., a California corporation, and Associated Rodeo Riders on Wheels, a California corporation. The Letter Agreement provides that the Paisano Acquisition consideration will consist of $23 million in cash, the assumption of a $7 million note payable, a $10 million subordinated Seller Note (the "Seller Note") and the issuance of approximately 9,900,000 shares of Newriders, Inc. common stock.

     Concurrent with the closing of the Paisano Acquisition, the Company expects to acquire all of the ownership interests of M & B Restaurants, LLC, a Texas limited liability company ("M & B Restaurants") which is doing business as El Paso Barbecue Company. M & B Restaurants is the owner of four El Paso Barbecue restaurants located in the southwest. The Company is proposing to acquire M & B Restaurants (the "El Paso Acquisition") in exchange for approximately 2,970,000 shares of the Company's common stock and the assumption of approximately $2.6 million in debt. The Company and M & B Restaurants entered into a Letter of Intent ("Letter of Intent") covering the El Paso Acquisition on October 7, 1997.

     In connection with the Acquisitions, the Company proposes to merge with a wholly owned subsidiary of a wholly owned subsidiary (the "Subsidiary") of the Company to be formed (the "Merger") with the result that a subsidiary of the Company will essentially replace the Company, and the shareholders of the Company will become shareholders of the Subsidiary. References to the Company which relate to the prospective period following completion of the Acquisitions and the Merger should be deemed to be references to the Subsidiary, assuming completion of the Acquisitions and the Merger.

     The Paisano Acquisition and the El Paso Acquisition (collectively, the "Acquisitions") are subject to certain conditions and contingencies stated in the Letter Agreement and Letter of Intent. The Company is currently seeking debt financing of approximately $40 million (the "Senior Credit Facility") to fund the cash portion of the Paisano Acquisition and to repay certain other indebtedness of the Company. The Acquisitions are subject to, among other standard closing conditions, the consummation of the Senior Credit Facility, satisfactory completion of due diligence, execution of definitive acquisition agreements, audits of the companies to be acquired, and shareholder approval. Failure to satisfy any of the conditions may result in the Acquisitions not being consummated, or in substantial changes to the terms of either or both of the Acquisitions, including, without limitation, the consideration to be paid by the Company. The Company anticipates filing a registration statement and/or proxy statement with the Securities and Exchange Commission in connection with soliciting shareholder approval for and consummating the Acquisitions.

     The Company is currently negotiating definitive acquisition agreements with respect to each proposed Acquisition. However, as of the date of this report, definitive acquisition agreements have not yet been signed by the parties.

     The El Paso Acquisition involves a related party transaction. William E. Prather, who (together with his wife) is currently a 51% owner and manager of M & B Restaurants, LLC, has served as the Company's President and Chief Executive Officer since October, 1997. John E. Martin, the Company's Chairman of the Board of Directors, purchased the remaining 49% ownership interest of M & B Restaurants, LLC from the other owner in March 1998 for $1,500,000 in cash.

     Upon the closing of the Acquisitions, the Company's Board of Directors is proposed to be increased to nine members, of which Joe Teresi, owner of the Paisano Companies, will select three. John E. Martin and Joe Teresi have agreed that as long as any amount is owing to Mr. Teresi under the Seller Note, that they will vote their shares of the Company's common stock in favor of electing three director nominees selected by Mr. Teresi.

     Mr. Teresi will remain Chairman of Paisano Publishing, Inc. under an employment agreement for a period of time to be agreed to prior to completion of the Paisano Acquisition, for a salary equal to that paid to Mr. Martin by the Company during the agreed-upon period. The Letter of Intent relating to the El Paso Acquisition provides that William Prather will be employed as the Company's Chief Executive Officer for a period of five years at an annual salary of $200,000.

     Upon the closing of the Paisano Acquisition, the primary business of the Paisano Companies shall become the primary business of the Company. The Paisano Companies serve the motorcycle and tattoo markets. The Paisano Companies' core business includes the publication of 11 special interest magazines including Easyriders, the leading motorcycle magazine in the world. Based on industry audits, the Paisano Companies' seven motorcycle titles (including the trade publications, Eagle's Eye) have collective annual circulation of 4.1 million copies representing an estimated 70% share of the U.S. motorcycle magazine market. Additionally, the Paisano Companies' three tattoo titles collectively represent over 80% of the U.S. tattoo magazine market. In addition, the Paisano Companies have focused on several lines of business that exploit the Easyriders name including (i) a line of apparel and other products for the Harley Davidson and tattoo lifestyle customers; and
(ii) three Company-owned Easyriders stores and 28 franchises which sell Easyriders apparel, customized new and pre-owned American-made motorcycles and motorcycle accessories; and (iii) promotional events such as motorcycle shows, motorcycle rodeos and charity rides.

     Following completion of the Acquisitions, the Company plans on becoming an international media, entertainment and products company serving an international demographic group that enjoys the "freedom-of-the-road" lifestyle surrounding the American-made cruiser motorcycle. To increase sales of products and services to the motorcycle market and to improve the existing operations of the Paisano Companies, the Company intends to focus on several important strategies including: (i) increasing the quantity, quality and distribution of the Company's retail products such as motorcycles, parts, accessories and apparel; (ii) increasing its post-acquisition revenue by increasing magazine advertising sales; (iii) restructuring and expanding the Paisano Companies' franchise system; (iv) building additional restaurants incorporating the "Easyriders" theme; and (v) expanding the Paisano Companies' international offerings for motorcycle and tattoo lifestyle products and services.


ITEM 2.  DESCRIPTION OF PROPERTY.


     The Company presently occupies two retail properties in Fresno, California, one retail property in Myrtle Beach, South Carolina and corporate office space at one location in Newport Beach, California, described as follows:

     1. Fresno Retail Sites: The Company leases two retail locations in Fresno, California. They are housed in two buildings, separated by a common parking lot. Both are located within one-half block from the intersection of the two main thoroughfares in the City of Fresno and are passed by approximately 60,000 vehicles per day on average. The Cafe and Roadware Apparel store have been closed for remodeling since January 1998, and are expected to reopen in June 1998. The remodeled cafe will seat approximately 175 persons.

     The Fresno motorcycle and accessory shop is located in a 4,000-square-foot area adjacent to the Cafe. It features a modern showroom in which up to 15 new, customized and used motorcycles can be displayed and offered for sale. A full line of after-market motorcycle parts is offered. In addition, a complete motorcycle customizing and repair shop is included, in which motorcycles can be repaired, customized or built from the frame up. The Fresno motorcycle and accessory shop has also been closed since January 1998 while the cafe is being remodeled.




     Fresno Leases: The Fresno cafe and apparel store lease became effective on August 1, 1995. It is a triple net lease with the following rent structure:
          Commencement to 5/31/00   $  84,000 annually
          6/1/00 to 5/31/05           102,000 annually
          6/1/05 to 5/31/10           117,120 annually
          6/1/10 to 5/31/15           133,740 annually

The Company also pays annual property taxes of approximately $8,000 pursuant to the lease.

     The motorcycle and accessory shop space begins at $48,000 annually with incremental increases on a percentage basis reflecting the rent increases in the cafe lease.

     2. Myrtle Beach Site: The Company occupies one retail location in Myrtle Beach, South Carolina. The property has been leased at Broadway at the Beach, adjacent to the main entrance and next to an existing Hard Rock Cafe. The site consists of 8,900 square feet and an 800-square-foot patio and will seat 240. It features a clean, modern motif with three full bars, a display kitchen and entertainment stage. An air dam allows an entire sliding glass wall of the Cafe to be opened during business hours to include the patio within the restaurant. Approximately 250 square feet is dedicated to the roadware apparel store.

     Myrtle Beach Lease: The Myrtle Beach cafe and apparel store lease was executed on January 24, 1997. Rent became payable in accordance with the following schedule on April 1, 1997 in accordance with the following schedule:

          Commencement to 3/31/98   $ 12,044 monthly
          4/1/98 to 3/31/99           13,248 monthly
          4/1/99 to 3/31/02           17,482 monthly
          4/1/02 to 3/31/07           20,992 monthly

     In addition the lease requires payment of percentage rent at the natural break point in the amount of 7.5% until April 1, 2002 and 6% thereafter. The tenant is also assessed common area maintenance charges.

     The Company originally planned to operate a motorcycle and accessory shop in Myrtle Beach, South Carolina. A lease for the Myrtle Beach motorcycle shop was executed by the Company on June 6, 1997 for a term of twenty years. Rent is payable at the rate of $2,200.00 per month with cost of living adjustments at the end of each five-year period. Effective March 1, 1998, the lease was assigned to Leon Hatcher, an officer and director of the Company, who intends to operate the motorcycle and accessory shop. (See "ITEM 12. CERTAIN RELATIONS AND RELATED TRANSACTIONS.")

     3. Corporate Offices: The Company utilizes corporate office space located in Newport Beach, California. The Company pays an office services fee of $7,000 per month to John Martin, the Company's Chairman of the Board of Directors, which includes use of certain equipment and support services. (See "ITEM 12. CERTAIN RELATIONS AND RELATED TRANSACTIONS.")



ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings.
The Company's property is not subject to any material pending legal proceedings. To the best of the Company's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against the Company. To the best of the Company's knowledge, no director, officer, affiliate of the Company or any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding. However, the Company anticipates that it may become a defendant from time to time in routine lawsuits incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no meetings of the Company's shareholders held during the fourth quarter of the year ended December 31, 1997. No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

     The Common Stock of the Company is traded in the over-the-counter market and quoted on the NASD Bulletin Board under the symbol "NWRD". The shares were first quoted on the Bulletin Board in April 1996. The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The quotations have been provided by market makers in the Company's Common Stock and/or the National Quotation Bureau.

Quarter Ended                  High Bid              Low Bid
-------------------------   -----------------   -----------------
June 30, 1996                    $5.25                $5.25
September 30, 1996               $5.75                $1.00
December 31, 1996                $2.50                $1.00
March 31, 1997                   $8.563               $1.00
June 30, 1997                    $4.125               $1.8125
September 30, 1997               $4.125               $1.8125
December 31, 1997                $4.875               $2.4375

Number of Stockholders of Record
--------------------------------

     As of March 19, 1998 there were approximately 311 stockholders of record.

Dividend Information
--------------------

     The Company has not paid any dividends in the past. The Company currently intends to retain all earnings to finance the development and expansion of its operations and does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, business opportunities and capital requirements.

     Under Nevada state corporate law, no dividends may be paid if, after giving effect to the dividends: (a) the Company would not be able to pay its debts as they become due in the usual course of business; or (b) except as otherwise specifically allowed by the Company's Articles of Incorporation, the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights, upon dissolution, of stockholders whose preferential rights are superior to those receiving the dividend.

Recent Sales of Unregistered Securities
---------------------------------------

     During the year ended December 31, 1997, the only equity securities of the Company sold by the Company that were not registered under the Securities Act of 1933 (other than unregistered sales made in reliance on Regulation S) are described below:

                         Number of Shares
Date                     of Common Stock                Total Consideration
----                   ---------------------             -------------------

1/17/97                     80,000                       $ 80,000 of payroll
5/13/97                    192,300                       $250,000
5/14/97                    192,300                       $250,000
5/29/97                     50,000                       Services
Note 1                     293,825                       $600,000

Note 1: On May 29, 1997, the Company issued $600,000.00 face value of its convertible notes, which were subsequently converted on various dates commencing June 11, 1997 and ending October 13, 1997 to a total of 293,825 shares of the Company's common stock.

     In addition to the stock issuances described above, the Company granted the following options and/or warrants, in 1997, to purchase shares of the Company's common stock which, if exercised, will result in shares of the Company's common stock being issued that will not be registered under the Securities Act of 1933 (and will not represent unregistered sales made in reliance on Regulation S):

          (a) Warrant granted April 21, 1997 to purchase up to 250,000 shares of common stock, exercisable at $4.00 per share, which expires on April 21, 1999.

          (b) Warrant granted April 21, 1997 to purchase up to 250,000 shares of common stock, exercisable at $4.00 per share, which expires on April 21, 1999.

          (c) Option granted July 8, 1997 to purchase up to 500,000 shares, exercisable at $2.50 per share, which is exercisable with respect to 50% of the shares immediately, 25% of the shares on July 8, 1998 and 25% of the shares on July 8, 1999, subject to the holder's continued service as a director through said dates. This option expires 10 years after each increment becomes exercisable.

          (d) Option granted July 8, 1997 to purchase up to 1,500,000 shares of the Company's common stock, exercisable at $2.50 per share. The option becomes exercisable 50% beginning July 8, 1998 and 50% beginning July 8, 1999, subject to the holder's continued service as a director. The option expires 10 years after each increment vests.

          (e) Option granted August 22, 1997 to purchase up to 500,000 shares of the Company's common stock, exercisable at $2.50 per share. The option becomes exercisable 50% beginning July 8, 1998 and 50% beginning July 8, 1999, subject to the holder's continued service as a director. The option expires ten years after each increment vests.

          (f) Option granted July 16, 1997 to purchase up to 50,000 shares of the Company's common stock, exercisable at $2.50 per share. The option is exercisable with respect to 50% of the shares immediately, 25% after one year of service as a director and 25% after two years of service as a director. The option expires 10 years after each increment vests.

          (g) Option granted July 16, 1997 to purchase up to 50,000 shares of the Company's common stock, exercisable at $2.50 per share. The option is exercisable with respect to 50% of the shares immediately, 25% after one year of service as a director and 25% after two years of service as a director. The option expires 10 years after each increment vests.

          (h) Option granted February 14, 1997 to purchase up to 250,000 shares of the Company's common stock, exercisable at $2.50 per share. The option expires February 14, 2002.

          (i) Option granted February 14, 1997 to purchase up to 100,000 shares of the Company's common stock, exercisable at $2.50 per share. The option expires February 14, 2002.

          (j) Warrant granted May 28, 1997 to purchase up to 6,173 shares of the Company's common stock, exercisable at $4.05 per share, which expires five years after grant.

          (k) Warrant granted May 28, 1997 to purchase up to 8,974 shares of the Company's common stock, exercisable at $3.90 per share, which expires five years after grant.

          (l) Option granted October 7, 1997 to purchase up to 750,000 shares of the Company's common stock, exercisable at $2.50 per share, which vests 50% after one year of service and 50% after two years of service. The option is exercisable for ten years after vesting.

     With respect to the stock issuances described above and the warrants and option grants described above, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, in all instances, except for the issuance of 293,825 shares issued as a result of the conversion of the Company's convertible notes, as to which the Company relied on Rule 504 of Regulation D. No advertising or general solicitation were employed in offering the shares. The securities were offered to persons who received disclosure information concerning the Company and who had access to information concerning the Company by virtue of their relationship with the Company, or who were given the opportunity to make investigation and inquiry directly or through their purchaser representative where applicable. Except for the securities issued in reliance on Rule 504 of Regulation D, the securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Registrant.

     No underwriters were involved in any of the sales described above, and no underwriting discounts or commissions were paid by the Company.




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company has restated its financial statements for the year ended December 31, 1996. References herein to financial information for that period are based on the financial statements for that period as restated.

Plan of Operation
-----------------

     The Company's plan of operation for the next twelve months is to focus on the following:

     1. Complete the Paisano Acquisition and the El Paso Acquisition.

     2. Complete the remodeling of the Fresno Unit, and reopen the Fresno Unit in June 1998.

     3. Refine and continue to improve the performance of the Fresno and Myrtle Beach Units.

     4. Research, identify and secure up to three additional sites for expansion in 1999.

     The Company's independent accountant's report contains an opinion, expressing concern over the Company's ability to continue in business as a "going concern." Note 2 of the Company's financial statements for the year ended and as of December 31, 1997 discloses that the Company has incurred losses from its inception through December 31, 1997, at which time it had an accumulated deficit of $5,849,016. Note 2 then states: "The Company does not have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern."

     The Company's present cash resources may not be adequate to sustain operations through 1998. If the two Acquisitions the Company is pursuing are completed, the Company will have adequate cash resources to sustain operations for the foreseeable future. If the Acquisitions are not completed during 1998, the Company will be required to raise additional capital through borrowing or additional sale of equity. Further, revenues from the Company's two operating restaurants would not be adequate to support the present headquarters executive staff, and the Company would be required to substantially reduce its corporate overhead. If the Acquisitions are completed, the combined entities will have approximately 500 employees, compared to approximately 41 full-time employees without the Acquisitions.

     If the Acquisitions are not completed, the Company estimates that it will require approximately $2,000,000 to fund its planned operations for the next twelve months.

     The Company is engaged constantly in market research, menu development, entertainment choices, and thematic presentation, all of which result in a continual refinement and upgrading of the Company's products and services.

     As described in PART I, Item 1 of this report, the Company is proposing to close on the Paisano Acquisition and the El Paso Acquisition in the near future. If these acquisitions both close, the Company will acquire significant additional assets and a significant number of additional employees.


Management's Discussion and Analysis of Financial
Condition and Results of Operations.
-------------------------------------------------

     The Company's operating subsidiary, Newriders Limited, was formed in late 1994. From inception until April 1996, Newriders Limited was in the process of developing its operational plan, building the motorcycle shop and building the restaurant and apparel store located in Fresno, California, and evaluating additional sites for future Units.

-Liquidity and Capital Needs
----------------------------

     Cash and cash equivalents increased $1,242,586 to $1,262,633 at December 31, 1997 from $20,047 at December 31, 1996, due to net cash of $3,646,711, provided by the issuance of common stock, debt and convertible debentures, partially offset by cash used in operations of $1,165,387 and capital expenditures of $1,338,738 for the construction of the Company's Myrtle Beach facility. Cash used in operating activities of $1,165,387 included a net loss of $4,776,874, offset by $1,494,000 of non-cash compensation expenses, $223,169 depreciation and amortization, $310,877 of non-cash interest expense and $628,129 related to the write-off of tenant improvements for the refurbishment of the Company's Fresno Cafe facility. The remaining difference relates to a net increase in operating assets and liabilities of $1,055,312.

     The primary component of the 1997 net increase in cash and cash equivalents were equity capital raised through the Company's officers and directors and equity and debt capital raised through the sale of common stock and incurring straight debt and debt convertible to common stock. In April, 1997, two persons, who subsequently became officers and directors, invested a total of $500,000 in exchange for restricted common stock and warrants. In May, 1997, the Company raised $600,000 in gross proceeds from the sale of convertible notes subsequently converted to common stock. Additional gross proceeds of approximately $1,000,000 was received by the Company through a private placement of convertible notes during December 1997. (See Note 8 to Consolidated Financial Statements of Newriders, Inc. and Subsidiary for the year ended December 31, 1997.) In 1997, the Company also borrowed $1,050,000 from Franchise Mortgage Acceptance Company, LLC through three loans, which loans were guaranteed by certain directors of the Company. See "Item 12. CERTAIN RELATIONS AND RELATED TRANSACTIONS."

     The Company opened its Myrtle Beach, South Carolina location in May, 1997. Substantial expenditures are incurred whenever a new location is opened. This requires substantial cash commitments by the Company. The cash commitments needed to open a third location exceed the Company's available liquid resources. In order to open additional locations, the Company anticipates that the majority of necessary funds will come from equity capital raising transactions or loans. The Company can presently offer no assurance that it will be successful in its capital raising plans. Additionally, the closure and refurbishment of the Company's Fresno cafe facility in January 1998 will negatively impact operating cash flows until operations commence after refurbishment.

     The Acquisitions as presently contemplated would have numerous significant impacts on the liquidity of the Company. The significant contribution to the cash of the Company represented by the Acquisitions will be offset to some extent by the Company's need to make payments as required to service the indebtedness incurred to effect the Acquisitions. The net effect of the Acquisitions on the liquidity of the Company is expected to be positive, but will depend upon the terms of the financing which the Company obtains and the future operating results of the Paisano Companies and M & B Restaurants.

-Results of Operations
----------------------

     The Company's sales for the year ended December 31, 1997 were $2,932,708 in contrast to sales of $1,161,520 for the year ended December 31, 1996. Total cost of sales for the year ended December 31, 1997 was $1,670,146 or 56.9% of Sales. The Company's sales were not reflective of any direct marketing or advertising conducted by the Company.

     Total cost of sales for the year December 31, 1996 was $532,487 or approximately 45.8% of Sales. Restaurant and store operating expenses were $2,661,424 in the year ended December 31, 1997, and approximately $1,013,888 in the year ended December 31, 1996. Selling, general and administrative expenses were $1,067,464 in the year ended December 31, 1997, and approximately $507,383 in the year ended December 31, 1996. The increases in sales and expenses are primarily attributable to the addition of the Myrtle Beach Unit from May, 1997. Selling, general and administrative expenses increased due primarily to the expansion of corporate staff and increased activities in furtherance of contemplated corporate expansion. The Company to date has spent only limited funds on advertising or marketing of its restaurants and motorcycle shop. The Company anticipates budgeting approximately $60,000 for future annual advertising of each Unit.

     Of 1997 sales, $1,398,823 represent sales for the Myrtle Beach Unit, while $1,533,885 represent sales from the Fresno Unit. Myrtle Beach costs of sales for 1997 were $530,646, while Fresno costs of sales were $1,139,000. 1997 restaurant and store operating expenses were $1,105,403 for the Myrtle Beach Unit and $1,445,021 for the Fresno Unit. While the Fresno Unit remains closed, it will, of course, generate no revenues. But while operating expenses will be reduced, some operating expenses will continue to accrue, and capital expenditures for remodeling will be incurred. Fresno Unit revenues will likely be much lower for 1998 than 1997 while operating expenses for Fresno are also expected to be lower for 1998 than for 1997. However, the decrease in operating expenses will not likely be in proportion to the decrease in revenue.

     The Company incurred compensation expense of $1,244,000 from stock and option issuances in 1997, and wrote off leasehold improvements of $628,129 in 1997 as a result of the Company's decision to substantially rebuild its restaurant in Fresno, California in December 1997. Net loss for year ended December 31, 1997 was $4,776,874 or $0.29 per share in contrast to a net loss of $1,036,240 or $0.07 per share for the year ended December 31, 1996. The Company attributes its losses largely to development of its restaurant, apparel and motorcycle shop concept and the initial implementation of this concept, and corporate staff increases incurred to facilitate the Company's planned acquisitions and expansion.

     The level of public acceptance for the Company's restaurant, apparel and motorcycle shops remains undetermined, and the Company anticipates making further adjustments in its menu, designs, products and marketing approach from time to time to better achieve public acceptance, to hopefully improve revenues, and adjust to changing market conditions. Such adjustments may result in higher expense levels than would otherwise be incurred by a more established enterprise.

     The Company's business is somewhat seasonal, given its marketing to the motorcycle riding public, although this may vary from location to location. The Fresno Unit does not appear to be affected significantly by seasonal business fluctuations, while the Myrtle Beach Unit does appear to be subject to some seasonal business fluctuation. Other Units which may be developed in the future may be affected by seasonal fluctuations, and it is anticipated that this factor will be considered in selecting sites for additional Units.

     The Company believes that the timing of its opening of the Myrtle Beach store in May 1997, was particularly beneficial to the Company's initial success of that location. Not only is May the traditional beginning of the summer tourist season, it is the month in which Myrtle Beach hosts the longest running continuous annual motorcycle rally in the United States. An estimated 50,000 motorcycle riders converge on the community over a one-week period.
The Company's theme and products are precisely targeted to this lucrative customer base.

     While the Spring through Fall tourist seasons in Myrtle Beach receive the most traffic, the Winter, featuring a temperate climate, also lends itself to the conditions conducive to enjoyment of motorcycle touring. The Company has also begun an extensive campaign to position itself as a popular place for "locals". Further, the Company has embarked upon a promotional campaign to attract many of the thousands of golfers who descend upon Myrtle Beach's more than 100 golf courses during the winter season.

Year 2000 Compliance
--------------------

     What is commonly referred to as the "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     In 1998, the Company will initiate a conversion for existing PC based accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion will be expensed as incurred. The Company will also initiate communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse affect on the Company's systems.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Company anticipates completing its Year 2000 remediation efforts within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Company's Year 2000 remediation efforts is not expected to have material effect on the Company's results of operations.

Forward-Looking Statements
--------------------------

     This document includes various forward-looking statements with respect to future operations of the Company that are subject to risks and uncertainties. Forward-looking statements include the information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995.

ITEM 7.  FINANCIAL STATEMENTS.

     The Company's audited balance sheet as of December 31, 1997 and the Company's audited statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 are attached hereto as Appendix "A." The Company's restated audited statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 are attached hereto as Appendix "B." At the time the audit for the year ended December 31, 1996 was conducted, Jones, Jensen & Company was not licensed to practice in the State of California.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective January 29, 1998, the Company dismissed Jones, Jensen & Company as the independent accountants previously engaged by the Company to audit the financial statements of the Company. This was previously reported by the Company on a Form 8-K Current Report filed with the Securities and Exchange Commission on February 4, 1998.

     Jones, Jensen & Company previously audited the consolidated balance sheet of the Registrant and its subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. Jones, Jensen & Company has not issued an adverse opinion or a disclaimer of opinion, nor has any report during the past two years been qualified or modified as to uncertainty, audit scope, or accounting principles, other than the inclusion of a going-concern paragraph in the June 3, 1997 audit report.

     During each of the Company's two most recent fiscal years, and any subsequent interim period preceding the dismissal of Jones, Jensen & Company, there were no disagreements with Jones, Jensen & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     During the Company's two most recent fiscal years and any subsequent interim period preceding this change in certified accountants,

          (A) Jones, Jensen & Company did not advise the Company that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;

          (B) Jones, Jensen & Company did not advise the Company that information had come to the accountants' attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

          (C) Jones, Jensen & Company did not advise the Company of the need to expand significantly the scope of its audit, or that information had come to the accountants' attention during said time period that if further investigated, may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements; or

          (D) Jones, Jensen & Company did not advise the Company that information had come to the accountants' attention that it had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountants' satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

     The decision to change accountants was recommended and approved by the audit committee of the Board of Directors.

     On January 29, 1998, the Company engaged Deloitte & Touche LLP as the new independent accountants engaged as the principal accountants to audit the Company's financial statements. During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Deloitte & Touche LLP, neither the Company nor someone on its behalf consulted Deloitte & Touche LLP regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter which was either the subject of a disagreement (there were no disagreements as stated above) or a reportable event (as described in Item 304(a)(1)(V) of Regulation S-K).

                             PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of all directors and executive officers and all persons nominated or chosen to become such appear in the table below:


Name                     Age   Position with Company
---------------------    ---   ---------------------------------
John E. Martin           52    Chairman of the Board of Directors

William E. Prather       50    President, Chief Executive Officer and
                               Director

Joseph Teresi            56    Chairman of the Paisano Companies and
                               nominee to become a Director of the Company

William R. Nordstrom     56    Executive Vice President of Finance and
                               Administration and Director

Brian Wood               50    President and Executive Director of Paisano
                               Publications and nominee to become a Director of the Company

Michael T. Purcell       60    Vice President and Director

Leon Hatcher             46    Vice President and Director

Hal H. Bolen II          47    Secretary

C.W. Doyle               63    Director

Wayne L. Knyal           51    Director

Daniel Gallery           43    Director

     Mr. John E. Martin has been the Chairman of the Company since July 1997. He served as Chief Executive Officer of the Company from July 1997 until October, 1997. Mr. Martin served as President and Chief Executive Officer of Taco Bell Corp. from August 1983 until 1995. In 1995, Mr. Martin became Chairman and continued as Chief Executive Officer of Taco Bell Corp. until October 1996, and he also assumed responsibility for PepsiCo's casual dining concepts. From October 1996 until June 1997, Mr. Martin was Chairman and Chief Executive Officer of PepsiCo Casual Dining International, a division of PepsiCo. In 1996, Mr. Martin was named the third most successful restaurant executive in the nation in the Spenser Stuart/Cornell study. He received the first Innovator Award from the Multi-Unit Foodservice Operators Association in 1994 and the Silver Plate Award from the International Foodservice Manufacturers Association in 1993 for his innovative leadership in the quick-service industry. The National Association of Corporate Real Estate Executives named him as the 1992 CEO of the Year. Restaurants and Institutions Magazine named him Executive of the Year in 1991. Mr. Martin is a member of the Educational Foundation of the National Restaurant Association's Board of Trustees, and is a founding member of the Chief Executive Round Table at the University of California, Irvine. Mr. Martin is a director of The Good Guys, Inc., Williams-Sonoma, Inc., Franchise Mortgage Acceptance Company, LLC and Chevy's Mexican Restaurants, Inc.

     Mr. William E. Prather has been the President and Chief Executive Officer of the Company since October 1997. Mr. Prather has 25 years of experience in the restaurant and hospitality industries. He began his career at Burger King, where, over a fourteen-year period, he was manager of several regions, head of all European operations and was eventually promoted to Executive Vice President of worldwide operations, the number two position at the company.
Mr. Prather has more recently served as Chief Executive Officer of Hardee's and the Chief Executive Officer of Furr's/Bishop's. Mr. Prather is the founder and President of M & B Restaurants, LLC, a holding company for four El Paso Barbecue Company restaurants.

     Mr. Joseph Teresi founded Paisano Publications, Inc. in 1970 and since 1986 has been the sole shareholder. He has served as Chairman of the Board of Directors of Paisano Publications, Inc. and its affiliated companies for more than the past five years. Upon consummation of the Paisano Acquisition by the Company, Mr. Teresi will serve as Chairman and Publisher of Paisano Publications and as a Director of the Company. Mr. Teresi is considered the preeminent publisher of motorcycle magazines in the world and has grown his company's share of the motorcycle magazine market to over 70%. Mr. Teresi's vision and understanding of the lifestyle surrounding the American-made motorcycle has been responsible for creating the substantial brand recognition of the Easyriders name and the growth of Paisano into an integrated entertainment and lifestyle company. From 1968 to 1978, Mr. Teresi was involved with the manufacturing, distribution and retailing of motorcycle parts and accessories. His motorcycle set the current Land Speed Record for motorcycles in 1990 at the Bonneville Salt Flats with a speed of 322.15 mph.


     Mr. Nordstrom has served as Executive Vice President of Finance and Administration and as a director of the Company since July 1997. Mr. Nordstrom is an experienced and successful businessman and entrepreneur with an extensive background in management consulting, sales training, organization development and business start-ups. He has hands-on experience in building and managing a business, including capital formation, marketing and sales, operations, MIS, human resources, business planning, strategic planning, engineering, research and development and corporate finance. He was formerly Chairman and CEO of National Investors Council, a financial publishing and communications firm, which he founded in 1987. Prior to establishing National Investors Council, Mr. Nordstrom was a consultant to a number of organizations, including Integrated Barter International, Inc. (a publicly held corporate barter and excess inventory re-marketing specialist), Jallow International, Inc. (an international economic consulting firm established by Dr. Raymond Jallow, former chief economist for First Interstate Bank), and Corporate Capital Resources, Inc. (a publicly held "Business Development Company" specializing in the financing and "incubation" of start-up businesses). Mr. Nordstrom serves as a director of Leading Edge Earth Products, Inc., a publicly held building panel manufacturing company.

     Mr. Brian Wood has served as President and Executive Director of Paisano Publications, Inc. since January 1995. He joined Paisano in a consulting capacity starting in 1987. Mr. Wood has also served as Executive Vice President and Chief Operating Officer of Paisano Publications. Mr. Wood serves as President of Easyriders Franchising. Prior to joining Paisano, Mr. Wood was President of Publisher Services International from 1984 to 1987 and President/Publisher of Entrepreneur Magazine from 1980 to 1984. Upon consummation of the Paisano Acquisition by the Company, Mr. Wood will become a Director of the Company.

      Mr. Michael T. Purcell is a co-founder of Newriders Limited and has acted in several executive positions since its inception on November 8, 1994. Mr. Purcell served as Chief Operating Officer, Chief Financial Officer and Chief Executive Officer of the Company from July 1996 until July 1997. He has served as Vice President since July 1997 and as a Director since July 1996.
He has served as President of the Company from August 1996 until July 1997.
He served as President and Chief Executive Officer of Purcell Appling Associates, an advertising agency and marketing consulting firm, from 1987 until 1991. Since July, 1991, Mr. Purcell has been the sole proprietor of Purcell Advertising, a successor firm to Purcell Appling Associates. Mr. Purcell served as Director of Sales Development for NBC Radio in New York City and Partner in the Transtar Radio Network from 1981 to 1985. He has served as the Producer and Promotor of Harley Davidson-oriented events such as the Harley Challenge and Valley Thunder Biker Bash and Blues Festival in Central California since 1992. Mr. Purcell has also served as the Coordinator and Director of the Chili Cookoff held in Central California since 1984.

     Mr. Leon Hatcher is a co-founder of Newriders Limited and has served as a Director since inception on November 8, 1994. Mr. Hatcher served as Chairman of the Board of Directors of the Company from inception until July 1997 and as President from inception until August 1996. He has served as Vice President since July 1997. He has served as a director of the Company since July 1996. He has also served in various capacities with Easyriders Rodeos, Custom Bike, Tatoo, Show, and Apparel Outlets since 1980.

     Mr. Hal H. Bolen II has served as the Secretary of the Company since November 1996. Mr. Bolen is an attorney and has been a partner in the Fresno, California law firm of Bolen, Fransen & Boostrom LLP for more than the last 10 years. Mr. Bolen has served as Secretary and as a director in Silver Oak Land Company, a California corporation which develops senior citizen housing projects, for more than the last 5 years. He has also served as a director of Lawyers Mutual Insurance Company, a company specializing in liability insurance for lawyers, since approximately September 1993.

     Mr. C.W. "Bill" Doyle has served as a Director of the Company since August 1996. Mr. Doyle is a retired attorney and airline pilot. Mr. Doyle served as a check pilot in the TWA Flight School Operations. As a Captain he piloted 747's on international routes. While with TWA, Mr. Doyle obtained a law degree from Seton Hall University and is a member of the New York and New Jersey Bars. Mr. Doyle was associated with the Roy Cohen Law Firm in New York City.

     Wayne L. Knyal has served as a Director of the Company since August 1997. Mr. Knyal has been the President, Chief Executive Officer and a Director of Franchise Mortgage Acceptance Company, LLC since its inception in June 1995. Prior to founding Franchise Mortgage Acceptance Company LLC's predecessor in 1991, Mr. Knyal founded and owned CBI Insurance Services, Inc. and concurrently served as President of CBI Mortgage Company, a residential mortgage banker. From 1968 to 1980, Mr. Knyal was an Executive Vice President of Krupp/Taylor Advertising and served clients in the fast food industry.

     Daniel J. Gallery has served as a Director of the Company since August 1997. Mr. Gallery is a co-founder of Carts of Colorado, Inc., an industry leader in the creation of the mobile and modular merchandising concept and the utilization of non-traditional locations for food service operations. Carts of Colorado has been instrumental in the development and implementation of the "express concepts" seen today in most airports, stadiums and arenas, convenience stores, on golf courses, as well as thousands of other venues around the world. Mr. Gallery has worked extensively with PepsiCo on its Express concepts, with 4,000 units worldwide and over $1 billion in sales. He has helped develop an exclusive worldwide partnership with E-Z-Go Golf Cars to design and build food, beverage and merchandising units. In addition to PepsiCo, he has developed concepts for Coca-Cola, Burger King, Arby's, Subway, Sara Lee, and Dannon. He is also Co-founder and director of Cohabaco Cigar Company, a new venture designed to take advantage of the resurgence of interest in fine-quality cigars. He is a member of the Board of Directors of Monterey Pasta Company and the National Association of Concessionaires.

     Except as hereinafter stated otherwise, the Company shall indemnify all of its officers and directors, past, present and future, against any and all expenses incurred by them, and each of them including but not limited to legal fees, judgments and penalties which may be incurred, rendered or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as officers or directors of this Company.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission. Such officers, directors, and 10% shareholders are also required to furnish the Company with copies of all
Section 16(a) forms that they file.

     Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1997, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers and directors were complied with, except for the following:

     1. Initial Statements of Beneficial Ownership of Securities on Form 3 should have been filed on or before August 29, 1997 (the effective date of the Company's registration statement on Form 10-SB) by all persons then serving as executive officers and/or directors of the Company. However, the Company's securities legal counsel did not advise the executive officers and directors of the Company of this filing requirement until September 1997. As a result, initial Form 3 reports were filed late by the persons named below on the dates indicated: John E. Martin - October 2, 1997; William R. Nordstrom - October 2, 1997; C.W. Doyle - October 2, 1997; Daniel Gallery - October 2, 1997; Michael T. Purcell - October 7, 1997; Leon Hatcher - October 7, 1997; Wayne L. Knyal - October 7, 1997; and Hal H. Bolen II - October 14, 1997.

     2. William E. Prather, who became an executive officer and director of the Company on October 20, 1997, has not yet filed his Form 3 Initial Statement of Beneficial Ownership of Securities. That report was due to be filed within 10 days following his appointment as an officer and director. It is anticipated that the report will be filed during the second week of April 1998.

     3. Leon Hatcher filed three Form 4 reports late, each describing one transaction that was not reported on a timely basis. A Form 4 report for October 1997 due to be filed on or before February 17, 1998 was filed February 26, 1998. An amended Form 4 report for November 1997 due to be filed on or before December 10, 1997, was filed February 26, 1998. A Form 4 report for December 1997 due to be filed on or before January 12, 1998 was filed February 26, 1998.

     4. Daniel Gallery purchased 5,500 shares of the Company's common stock in December, 1997. A Form 4 report reporting this transaction should have been filed on or before January 10, 1998. It is anticipated that the Form 4 report will be filed during the second week of April 1998.

     5. A principal shareholder of the Company, Rick L. Pierce, who is not an executive officer or director of the Company, has not provided the Company with copies of any Form 3, Form 4 or Form 5 reports filed by him. The Company is not aware whether Mr. Pierce has filed any such reports in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning compensation paid to the Company's Chief Executive Officer, as well as annual compensation (salary and any bonus) of $100,000 or more paid to any executive officer of the Company ("Named Executive Officers") for services rendered in all capacities to the Company for the years ended December 31, 1995, 1996 and 1997.


                                                    Securities  All
Name and             Year Ended                     Underlying  Other
Principal Position   December 31,  Salary    Bonus  Options     Compensation
------------------   ------------  -------   -----  ----------  ------------

John E. Martin             1997    $114,583(1) -0-   2,000,000  $75,000(4)
  Chairman of the          1996    $ -0-       -0-      -0-         -0-
  Board of Directors       1995    $ -0-       -0-      -0-         -0-

William E. Prather         1997    $ 41,667(2) -0-      -0-         -0-
  President and Chief      1996    $ -0-       -0-      -0-         -0-
  Executive Officer        1995    $ -0-       -0-      -0-         -0-

Michael T. Purcell         1997    $100,000(3) -0-      -0-         -0-
  Vice President and       1996    $ -0-       -0-      -0-         -0-
  Director                 1995    $ -0-       -0-      -0-         -0-

     (1) In July, 1997, Mr. Martin became Chairman of the Board of Directors of the Company and the interim Chief Executive Officer (a position he held until October 1997) at an annual base salary of $250,000. Mr. Martin's salary for 1997 accrued during the year, and was paid in January 1998.

     (2) In October, 1997, Mr. Prather became the President and Chief Executive Officer of the Company at an annual base salary of $200,000. Mr. Prather's salary for 1997 accrued during the year, and was paid in January 1998.

     (3) Mr. Purcell served as the Company's Chief Executive Officer until July 1997. During 1997, the Company accrued a salary obligation to Mr. Purcell in the amount of $100,000 for compensation accrued and earned in 1997, but not yet paid.

     (4) Fair market value of 50,000 shares of the Company's Common Stock at the time of issuance.


Employment Agreements and Termination of Employment and Change-in-Control Arrangements
-----------------------------------------------------------------------

     The Company presently has an employment agreement with Mr. Martin. The Company presently has no other employment agreements with any of its Named Executive Officers who are employed on an "at-will" basis. The employment agreement with Mr. Martin provides that Mr. Martin be paid a base salary of $250,000 annually while Mr. Martin serves as either or both Chief Executive Officer and Chairman of the Board of Directors. Mr. Martin has served as Chairman of the Board of Directors since July 1997. The salary was to accrue and its payment was to be deferred until Mr. Martin determined, in his judgment, that the Company had sufficient cash flow to begin to pay Mr. Martin's salary and all other executive salaries being deferred, on a pro rata basis. The accrual of Mr. Martin's 1997 salary was paid in January 1998. Mr. Martin is entitled to an office reimbursement expense allowance of $84,000 per year in addition to reimbursement of specific business expenses reasonably incurred on behalf of the Company. Mr. Martin received options to purchase up to 1,500,000 shares of the Company's common stock at $2.50 per share. The options vest 50% on July 8, 1998 and 50% on July 8, 1999. The options are exercisable for a period of ten years following vesting, subject to Mr. Martin serving as Chairman of the Board of Directors for a minimum of three years (unless Mr. Martin earlier terminates his position for good cause as defined in his employment agreement).

     In addition to the compensation provided to Mr. Martin by the employment agreement, the Company agreed to compensate Mr. Martin separately for his agreement to serve as a director of the Company as follows: (a) issuing 50,000 shares of the Company's common stock to him and registering those shares on a Form S-8 registration statement; and (b) granting an option to acquire up to 500,000 additional shares of the Company's common stock exercisable at $2.50 per share. The option immediately vests with respect to the right to purchase up to 250,000 shares. The right to purchase up to an additional 125,000 shares vests after completing one year as a director, and the right to purchase up to an additional 125,000 shares vests after completing two years as a director.

     There currently are no compensatory plans or arrangements including payments to be received from the Company, with respect to a Named Executive Officer, which plan or arrangement results or will result from the resignation, retirement or any other termination of such Named Executive Officer's employment with the Company and its subsidiaries or from a change-in-control of the Company or a change in the Named Executive Officer's responsibilities following a change in control.

Option Grants in Year Ended December 31, 1997
----------------------------------------------
     The following table provides information with respect to options granted in the year ended December 31, 1997 to the Named Executive Officers.

                                      Individual Grants
                         Shares of        Percent of
                       Common Stock     Total Options
                        Underlying        Granted to      Exercise
                         Options         Employees in      Price    Expiration
Name                    Granted (1)     Fiscal Year(2)     ($/Sh)       Date
-------               -------------   -----------------   --------   --------
John E. Martin         2,000,000(3)          67.3%          (3)          (3)
William E. Prather             -                -            -            0
Michael T. Purcell             -                -            -            -

(1) All options described were granted at an exercise price equal to or greater than the fair market value of a share of the Company's common stock on the date of grant.

(2) Based on 2,971,000 shares of common stock underlying options and/or warrants granted to employees during the year ended December 31, 1997.

(3) Includes: (a) an option to purchase up to 500,000 shares of the Company's common stock exercisable at $2.50 per share which vested 50% on July 8, 1997, and will vest 25% on July 8, 1998 and 25% on July 8, 1999, subject to continued service as a director through such dates; and (b) an option to purchase up to 1,500,000 shares of the Company's common stock at $2.50 per share which vests 50% on July 8, 1998 and 50% on July 8, 1999, subject to continued service as a director through such dates. The options expire 10 years after vesting.









Aggregate Option Exercises in Year Ended December 31, 1997 and Fiscal Year Ended Option Values

                                             Underlying              Value of Unexercised In-the-
                                          Unexercised Options at     Money Options at Fiscal Year
                      Acquired            Fiscal Year Ended 12/31/97    Ended 12/31/97(1)
                        On       Value    --------------------------------------------------
Name                  Exercise  Realized  Exercisable Unexercisable   Exercisable Unexercisable
-----------------------------------------------------------------------------------------------
John E. Martin            -         -       250,000     1,750,000      $125,000     $ 875,000
William E. Prather        -         -            -             -            -             -
Michael T. Purcell        -         -            -             -            -             -


(1) The value of an "in-the-money" stock option represents the difference between the aggregate estimated fair market value of the underlying securities, based on the closing price of $3.00 per share of the Company's common stock on December 31, 1997 and the aggregate exercise price of the subject stock option.

Compensation Committee Interlocks and Inside Participation
----------------------------------------------------------

     The Compensation Committee of the Board of Directors was formed in November 1997. Currently the Compensation Committee consists of Wayne L. Knyal, Daniel Gallery and William R. Nordstrom. Mr. Nordstrom is an executive officer and member of the Board of Directors. No other executive officer or member of the Board of Directors serves on the Compensation Committee.

Audit Committee
---------------

     The Company's audit committee consists of Wayne L. Knyal, Daniel Gallery and William R. Nordstrom.

1997 Stock Plan
---------------

     On November 20, 1997, the Company's Board of Directors adopted the Company's 1997 Executive Incentive Compensation Plan ("1997 Stock Plan"), subject to approval of the Company's shareholders at the Company's 1998 meeting of shareholders.

Retirement Plan
---------------

     The Company has not adopted any retirement plan at this time. However, the Company is investigating a variety of plans and may establish a retirement plan in the near future.

Long-Term Incentive Plan "LTIP" Awards
--------------------------------------

     The Company made no awards to a Named Executive Officer in the year ended December 31, 1997 under any long-term incentive plan.




Compensation of Directors
---------------------------------

     Employees of the Company are not compensated for serving on the Board of Directors or on committees. All directors, except Wayne L. Knyal and Daniel
E. Gallery, receive compensation as officers and employees, but they receive no separate compensation for the services they provide to the Company as directors. They receive no additional compensation for any committee participation or special assignments.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock by: (a) each person known by the Company to beneficially own more than 5% of the Common Stock, (b) each Named Officer or Director who will beneficially own any shares, and (c) all Directors and Executive Officers of the Company, as a group.

                             Amount and Nature      Percentage of Common Stock
                          of Beneficial Ownership    (If all stock sold) (6)
                          -----------------------   -------------------------

John E. Martin (1)(10)             842,300                   4.71%
William E. Prather (2)                   0                   0.00%
William R. Nordstrom (3)(10)       442,300                   2.55%
Michael T. Purcell (4)           2,987,821                  17.20%
Leon Hatcher (5)                 3,371,918                  19.41%
C.W. Doyle (6)                   1,887,809                  10.87%
Wayne L. Knyal (7)(10)              25,000                   0.14%
Daniel Gallery (7)(10)              30,500                   0.18%
Hal H. Bolen II (8)(10)             50,000                   0.29%
Rick L. Pierce (9)               1,706,000                   9.82%

All Officers and Directors(10)   9,637,648                  52.33%
(9 persons)
-----------------------------

(1) Share total for Mr. Martin includes: (a) warrants to purchase up to 250,000 shares at $4.00 per share anytime on or before April 21, 1999; and (b) a stock option to purchase up to 250,000 shares at $2.50 per share anytime on or before July 8, 2007. The share total does not include: (a) other options held by Mr. Martin not exercisable within the next 60 days; and (b) 1,360,000 shares issuable to Mr. Martin from the Company upon a successful closing of the El Paso Acquisition.

(2) Share total does not include: (a) 1,610,000 shares to be issued to Mr. Prather (and Mr. Prather's spouse) upon a successful closing of the El Paso Acquisition; or (b) option to purchase up to 750,000 shares exercisable at $2.50 per share which vests 50% after one year of service and 50% after two years of service.

(3) Share total for Mr. Nordstrom includes warrants to purchase up to 250,000 shares at $4.00 per share anytime on or before April 21, 1999. Mr. Nordstrom has options to purchase additional shares which have not been included since they are not exercisable within the next 60 days.

(4)    Address is 415 43rd Ave. North, Myrtle Beach, South Carolina  29577.

(5)    Address is 8117 North Fowler, Clovis, California  93611.


(6)    Address is 21 Valley View, P.O. Box 1775, West Dover, Vermont  05356.

(7) Mr. Knyal and Mr. Gallery each hold an option to purchase up to 50,000 shares of common stock exercisable at $2.50 per share. The options are exercisable to the extent of 50% of the shares immediately, 25% after one year of service as a director, and 25% after two years of service as a director. The options expire ten years after each increment vests.

(8) The Company issued 40,000 shares of its common stock to Mr. Bolen's law firm, Bolen, Fransen & Boostrom LLP in the exchange for $60,000 of legal services provided by the law firm. Mr. Bolen beneficially owns 20,000 of the shares issued to his law firm, and he disclaims ownership of the remaining 20,000 shares which are beneficially owned by another law partner. Mr. Bolen also owns 10,000 shares in his self-directed account in the Bolen, Fransen & Boostrom Pension Plan.

(9)    Address is P.O. Box 379, Cambria, California  93428.

(10) The Company has treated as issued and outstanding 500,000 shares covered by warrants and/or options granted to Mr. Martin that are currently exercisable, 500,000 shares covered by warrants and/or options issued to Mr. Nordstrom that are currently exercisable, and 25,000 shares each covered by the options issued to Messrs. Knyal and Gallery which are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In addition to the granting of certain options to acquire the Company's common stock to certain officers and/or directors of the Company as described in Item 10. "EXECUTIVE COMPENSATION" and Item 11. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" herein, since January 1, 1996, the Company has entered into the following significant related party transactions:

     1. Purcell Advertising acted as the Company's advertising agency until approximately August 30, 1997, for which Purcell Advertising received a standard 15% commission paid by advertising vendors with which the Company advertises. Michael Purcell is the owner and sole proprietor of Purcell Advertising. Commissions earned in 1996 were approximately $6,000 and in 1997 were approximately $41,133.

     2. Bolen, Fransen & Boostrom LLP provides legal services for the Company and charges its standard rates for such services. In 1996, the Company paid $5,000 for legal services provided by Bolen, Fransen & Boostrom LLP. In 1997, the Company paid approximately $44,315 for legal services provided by Bolen, Fransen & Boostrom LLP. In addition, in 1997, the Company issued 40,000 shares of its common stock to Bolen, Fransen & Boostrom LLP for $60,000 of legal services provided to the Company by that firm. Hal H. Bolen II is a partner in Bolen, Fransen & Boostrom LLP. As of December 31, 1997 the Company owed Bolen, Fransen & Boostrom LLP approximately $44,143 for services rendered in 1997.

     3. Pursuant to the Company's employment agreement with John E. Martin, the Company agreed to pay $7,000 per month to Mr. Martin for office expenses. As a result, the Company utilizes certain corporate office space in Newport Beach, California which is being leased by Mr. Martin. The Company also uses certain equipment and support services under this arrangement.

     4. During 1997, the Company borrowed $305,000 from certain of its officers, directors, principal shareholders and one other individual. This amount included a $107,000 loan from John Martin, a $25,000 loan from William
R. Nordstrom, a $35,000 loan from Leon Hatcher, and a $50,000 loan from Joe Teresi. The loans bore interest at 10% per annum and were unsecured. The loans were fully repaid, together with interest totaling approximately $7,500 in January 1998.

     5. Officer salaries totaling $222,465 were accrued to John E. Martin, William E. Prather and William R. Nordstrom during 1997. These salary accruals were paid in January 1998.

     6. On February 9, 1998, Leon Hatcher, a Vice President and director of the Company, received an assignment of the Company's obligation under an operating lease agreement effective March 1, 1998. The lease had been entered into by the Company for the purpose of operating a motorcycle retail sales and repair facility in Myrtle Beach, South Carolina. Under the terms of the lease and assignment, Mr. Hatcher assumed monthly lease payments of $2,200 through the end of the lease term in May, 2017.

     7. During April 1997, prior to John E. Martin and William R. Nordstrom becoming officers and directors of the Company, Mr. Martin and Mr. Nordstrom each purchased from the Company 192,300 shares of the Company's common stock and a warrant to purchase up to an additional 250,000 shares of the Company's common stock exercisable at $4.00 per share, at any time prior to April 21, 1999. Mr. Martin and Mr. Nordstrom each paid $250,000 to the Company for the shares and warrants.

     8. On October 7, 1997, the Company entered into a letter of intent to acquire all of the ownership interest of M & B Restaurants, LLC ("M & B Restaurants"), a Texas limited liability company, which operates four El Paso Barbecue Restaurants. William E. Prather, who became President and Chief Executive Officer of the Company on October 20, 1997, owns 51% of M & B Restaurants. On March 18, 1998, John E. Martin, the Company's Chairman, purchased the remaining 49% of the M & B Restaurants for $1,500,000 cash. Under the letter of intent, the Company originally agreed to purchase M & B Restaurants for $3,000,000 cash, 1,000,000 shares of the Company's common
stock and the assumption of up to $2,500,000 debt.   After Mr. Martin's
purchase of 49% of M & B Restaurants, the parties verbally modified the purchase terms, pursuant to which the Company will issue 2,970,000 shares of the Company's common stock to the present owners of M & B Restaurants, and the Company will assume approximately $2,600,000 debt of M & B Restaurants in the transaction. No cash will be paid to the owners of M & B Restaurants in the purchase. The letter of intent provides that Mr. Prather is to receive an employment agreement to serve as the Company's President and Chief Executive Officer at a salary of $200,000 per year for a period of five years. It also provides that Mr. Prather is to receive an option to purchase up to 750,000 shares of the Company's common stock exercisable at $2.50 per share for a period of ten years. The option vests 50% after one year of service and 50% after two years of service.

     9. On October 21, 1997, the Company borrowed a total of $1,050,000 from Franchise Mortgage Acceptance Company, LLC ("FMAC") by entering into three secured installment promissory notes for $475,000, $475,000 and $100,000, respectively. Wayne L. Knyal serves as Chief Executive Officer and President of FMAC. John E. Martin serves as a director of FMAC. The promissory notes provide for repayment of the principal together with interest at 13.5% per annum through monthly installments over a five year period. One of the $475,000 promissory notes is secured by all furniture, fixtures and equipment now or hereafter owned, acquired, held or used by the Company in its operation of the Fresno, California Easyriders Cafe restaurant, all additions, attachments, accessions thereto, substitutions for, and all replacements of, any of the foregoing, cash and non-cash, and proceeds of the foregoing collateral, including general intangibles. The other two promissory notes are secured by similar collateral located at the Myrtle Beach, South Carolina Easyriders Cafe. Payment of all three promissory notes has been personally guaranteed by all of the Company's directors (except Wayne L. Knyal) and some of their spouses.

     10. Leon Hatcher, Michael Purcell, C.W. Doyle, and Rick Pierce have agreed to return to the Company as treasury shares, a total of approximately 6,156,480 shares of the Company's common stock held by them conditional upon the closing of the Paisano Acquisition. These shareholders will receive no consideration from the Company for the return of the shares.

MANAGEMENT'S OPINION
--------------------

     Each of the above described transactions when entered into, were, in the opinion of management, as favorable to the Company as could have been obtained from independent third parties.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

Exhibit    Exhibit
Number     Description                                        Location
-------    ---------------------------------------------      ---------------
 2.1.1     Articles of Incorporation - Incorporated           Incorporated by
           by reference from the Company's Registration       Reference
           Statement on Form 10-SB filed June 30, 1997

 2.1.2     Amendment to Articles of Incorporation dated       Incorporated by
           June 28, 1996 - Incorporated by reference          Reference
           from the Company's Registration Statement on Form 10-SB filed June 30, 1997

 2.1.3     By-Laws - Incorporated by reference from the       Incorporated by
           Company's Registration Statement on Form           Reference
           10-SB filed June 30, 1997

10.1.1     Franchise Agreement with Easyriders Franchising,   Included
           Inc. - Fresno, CA                                  herewith


10.1.2     Franchise Agreement with Easyriders Franchising,   Included
           Inc. - Myrtle Beach, SC                            herewith

10.2.1     Restaurant Lease Agreement Commencing August 1,    Included
           1995 - Fresno, CA                                  herewith

10.2.2     Motorcycle Shop Lease Agreement Commencing         Included
           August 1, 1995 - Fresno, CA                        herewith

10.2.3     Restaurant Lease Agreement Commencing April 1,     Included
           1997 - Myrtle Beach, SC                            herewith

10.2.4     Motorcycle Shop Lease Agreement Commencing June    Included
           1, 1997 - Myrtle Beach, SC                         herewith

10.2.5     Assignment of Motorcycle Shop Lease Agreement -    Included
           Myrtle Beach, SC to Leon Hatcher                   herewith

10.3.1     Dealership Agreement with Paisano Publications,    Included
           Inc. - Fresno, CA                                  herewith

10.3.2     License Agreement with Paisano Publications,       Included
           Inc. - U.S.A.                                      herewith

10.4.1     Employment Letter Agreement with John Martin -     Incorporated
           Incorporated by reference from the                 By Reference
           the Company's Registration Statement on
           Form S-8 filed November 24, 1997

10.4.2     Employment Letter Agreement with William R.        Included
           Nordstrom dated August 22, 1997                    herewith

10.4.3     Stock Purchase Agreement for Restricted Shares     Included
           and Warrants between the Company and John E.       herewith
           Martin dated April 21, 1997

10.4.4     Stock Purchase Agreement for Restricted Shares     Included
           and Warrants between the Company and William R.    herewith
           Nordstrom dated April 21, 1997

10.5.1     Letter of Intent dated October 7, 1997 -           Included
           M & B Restaurants, LLC                             herewith

10.5.2     Letter Agreement dated January 13, 1998 -          Included
           Paisano Companies                                  herewith

10.6.1     Secured Installment Promissory Note between        Included
           the Company as Maker and Franchise Mortgage        herewith
           Acceptance Company, LLC as Lender dated
           October 21, 1997 for $475,000 (Loan # 11441-
           102) (See Note 1)

10.6.2     Security Agreement between the Company and         Included
           Franchise Mortgage Acceptance Company, LLC         herewith
           dated October 21, 1997 (Loan # 11441-102)
           (See Note 1)

10.6.3     Guaranty dated October 21, 1997 signed by          Included
           Leon Hatcher and Sandra Hatcher (See Note 2)       herewith

23.1.1     Consent of Deloitte & Touche, LLP                  Included
                                                              herewith

23.1.2     Consent of Jones, Jensen & Company                 Included
                                                              herewith

27.1.1     Financial Data Schedule                            Included
                                                              herewith


Note 1: The Company also executed an identical Secured Promissory Note for $475,000 and an identical Security Agreement as of the same date, relating to Loan # 11441-100, with the exception that the Security Agreement involves similar collateral located at the Myrtle Beach, SC Easyriders Cafe. Also on the same date the Company executed an identical Secured Promissory Note and an identical Security Agreement as of the same date, relating to Loan # 11441-101, with the exception that the Secured Promissory Note is for a $100,000 principal amount with a proportionately smaller monthly payment, and the Security Agreement involves similar collateral located in the Myrtle Beach, SC Easyriders Cafe.

Note 2: Identical Guaranty documents were executed by John E. Martin, William R. Nordstrom and Sherry Nordstrom, William Prather and Marna Prather, Daniel Gallery and Dixie Gallery, C.W. Doyle and Georgette Doyle, and Michael Purcell.

(b)    Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEWRIDERS, INC.


Date:  April 9, 1998        By /s/ William E. Prather
                                -------------------------------------
                                William E. Prather, Chief Executive
                                Officer, President and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                /s/ John E. Martin
Date: April 9, 1998            -------------------------------------------
                                   John E. Martin, Chairman of the Board of
                                   Directors


                                /s/ William R. Nordstrom
Date: April 8, 1998            -------------------------------------------
                                   William R. Nordstrom
                                   Executive Vice President, Principal
                                   Financial Officer, Chief Accounting Officer
                                   and Director

                                /s/ Michael T. Purcell
Date: April 9, 1998            --------------------------------------------
                                   Michael T. Purcell
                                   Director

                                /s/ Leon Hatcher
Date: April 8, 1998            ------------------------------------------
                                    Leon Hatcher
                                    Director





                                 /s/ C. W. Doyle
Date: April 8, 1998         --------------------------------------------
                                  C.W. Doyle
                                  Director


Date: April __, 1998         ------------------------------------------
                                  Wayne L. Knyal
                                  Director


Date: April __, 1998         -------------------------------------------
                                  Daniel Gallery
                                  Director


ADDENDUM A

NEWRIDERS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND
INDEPENDENT AUDITORS' REPORT





































               Letterhead of Deloitte & Touche LLP
                 Suite 1200 695 Town Center Drive
                Costa Mesa, California 92626-1924
                    Telephone: (714) 436-7100
                    Facsimile: (714) 436-7200>


INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Newriders, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Newriders, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newriders, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from its inception and does not have an established source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

March 17, 1998










NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1997

----------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $1,262,633
Inventories (Note 4)                                                285,622
Prepaid expenses                                                     15,738
                                                                  ---------
   Total current assets                                           1,563,993

PROPERTY AND EQUIPMENT, net (Note 3)                              1,487,598

ORGANIZATION COSTS, net                                             142,158

DEPOSITS AND OTHER ASSETS                                           107,503

DEFERRED FINANCING COSTS, net (Note 8)                              161,103
                                                                 ----------
                                                                 $3,462,355
                                                                ===========






















See independent auditors' report and
notes to consolidated financial statements.                        2








NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31,1997 (Continued)
---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                              $   517,904
Accrued expenses                                                   54,567
Accrued compensation and benefits (Note 7)                        340,940
Advances from stockholders (Note 7)                               201,350
Other advances (Note 7)                                            50,000
Current obligation under capital lease (Note 6)                    21,184
Current portion of long-term debt (Note 9)                        157,694
                                                              -----------
     Total current liabilities                                  1,343,639

DEFERRED RENT                                                     128,003

OBLIGATION UNDER CAPITAL LEASE, less current obligation (Note 6)   10,382

CONVERTIBLE DEBENTURES, net of discount of $214,817 (Note 8)      785,183

LONG-TERM DEBT (Note 9)                                           892,306

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 7, 8, 10 and 11):
Common stock; 50,000,000 shares authorized of $0.001
  par value; 17,181,425 shares issued and outstanding              17,181
Additional paid-in capital                                      6,884,677
Common stock subscription receivable (Note 10)                   (750,000)
Accumulated deficit                                            (5,849,016)
                                                             -------------
     Total stockholders' equity                                   302,842
                                                             -------------
                                                             $  3,462,355
                                                             =============











See independent auditors' report and
notes to consolidated financial statements.                              3








NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,1997
----------------------------------------------------------------------------


SALES                                                        $  2,932,708

COST OF SALES                                                   1,670,146
                                                             ------------
GROSS MARGIN                                                    1,262,562

EXPENSES:
Restaurant and store operating expenses                         2,661,424
Selling, general and administrative                             1,167,464
Compensation expense from stock and option issuances(Note 11)   1,244,000
Write-off of leasehold improvements (Note 12)                     628,129
                                                            -------------
  Total expenses                                                5,701,017
                                                            -------------
LOSS FROM OPERATIONS                                           (4,438,455)

OTHER EXPENSE:
Interest expense                                                  (27,542)
Interest expense - noncash (Note 8)                              (310,877)
                                                             -------------
  Total other expense                                            (338,419)
                                                             -------------
NET LOSS                                                     $ (4,776,874)
                                                             =============
NET LOSS PER SHARE - BASIC AND DILUTED                       $       (.29)
                                                             =============
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                                       16,635,065
                                                             =============















See independent auditors' report and
notes to consolidated financial statements.                          4







NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31,1997
----------------------------------------------------------------------------


                                                                       Common
                                                         Additional    stock
                                                         paid-in       subscription  Accumulated
                                    Shares     Amount    capital       receivable    deficit
                                    ---------- --------- ------------  ------------- ------------
BALANCE, January 1, 1997            16,168,000 $ 16,168  $ 3,570,992   $ (1,000,000) $(1,072,142)

Common stock issued in
  conjunction with convertible
  debentures (Note 8)                  293,825      294      610,523

Discount on convertible debentures
  issuance (Note 8)                                          481,667

Warrants issued in connection
  with convertible debentures
  (Note 8)                                                   105,130

Sale of common stock (Note 7)          384,600      384      499,616

Common stock issued for
  services (Notes 8 and 11)            335,000      335      572,165

Services rendered in satisfaction
  of common stock receivable
  (Note 10)                                                                 250,000

Compensatory options issued to
  nonemployees (Note 11)                                     671,500

Capital contributed by
   stockholders                                              373,084

Net loss                                                                              (4,776,874)
                                    ---------- --------  -----------  -------------  ------------
BALANCE, December 31, 1997          17,181,425 $ 17,181  $ 6,884,677   $  (750,000)  $(5,849,016)
                                    ========== ========  ===========  =============  ============











See independent auditors' report and
notes to Consolidated financial statements.                             5







NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,1997
----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (4,776,874)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Common stock issued for services                                572,500
    Compensatory options issued to nonemployees                     671,500
    Services rendered in satisfaction of common stock receivable    250,000
    Depreciation and amortization                                   223,169
    Write-off of leasehold improvements                             628,129
    Noncash interest expense                                        310,877
    Changes in operating assets and liabilities:
       Decrease in inventories                                      299,268
       Increase in prepaid expenses                                 (13,703)
       Increase in deposits and other assets                        (69,700)
       Increase in organization costs                               (32,799)
       Increase in accounts payable and accrued expenses            744,243
       Increase in deferred rent                                    128,003
                                                              --------------
         Net cash used in operating activities                   (1,065,387)

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of fixed assets                                        (1,338,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation                                (27,723)
Issuance of convertible debentures                                1,600,000
Issuance of long-term debt                                        1,150,000
Payment of long-term debt                                          (100,000)
Cash contributions to capital                                       373,084
Common stock issued for cash                                        500,000
Deferred financing costs                                           (100,000)
Issuance of notes payable to stockholders                           339,350
Payment of notes payable to stockholders                            (88,000)
                                                               -------------
        Net cash provided by financing activities                 3,646,711
                                                               -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,242,586

CASH AND CASH EQUIVALENTS, beginning of year                         20,047
                                                               -------------
CASH AND CASH EQUIVALENTS, end of year                         $  1,262,633
                                                               =============





See independent auditors' report and
notes to consolidated financial statements.                          6







NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,1997 (Continued)
----------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION -
 Cash paid for interest                                     $       21,482
                                                            ==============
NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of debt (Note 8)          $      610,817
                                                            ==============
Convertible debentures issued with conversion discount      $      481,667
                                                            ==============
Issuance of warrants in connection with debenture issuance  $      105,130
                                                            ==============


See independent auditors' report and
notes to consolidated financial statements.                              7







































NEWRIDERS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Newriders, Inc. (the Company) was incorporated under the laws of the State of Nevada on July 15, 1995. On June 28, 1996, the Company acquired all of the outstanding common stock of Newriders Limited (the Subsidiary) for 13,250,000 shares of the Company's common stock. Of the common shares issued, 11,000,000 were new issues and 2,250,000 were concurrently reacquired from an existing shareholder and reissued as part of the acquisition. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes.

As of December 31, 1997, the Company operates an Easyriders Cafe Restaurant and an Easyrider Apparel and Merchandise Store in Myrtle Beach, South Carolina.

The Company is a party to franchise agreements with Easyriders Franchising, Inc., a California corporation, and an affiliate of Paisano Publications, the publisher of "Easyriders Magazine", to operate Easyriders apparel, motorcycle and accessory shops and the right to use the name Easyriders in connection with their operation (Note 12).

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue is recognized at the point of sale to the customer.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories - Inventories consist of retail merchandise, food, beverages and other restaurant supplies and are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Depreciation on property and equipment is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful lives or the term of the underlying leases of the related assets, which range from three to 20 years.

Pre-Opening Costs - Cost incurred prior to commencement of a restaurant's operations are expensed as incurred.

Organization Costs - Organization costs are being amortized over five years.

Deferred Financing Costs - Costs incurred in obtaining financing are deferred and amortized over the term of the related debt.





NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
---------------------------------------------------------------------------

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 1997, no impairment has been indicated.

Deferred Rent - Lease expenses are recognized on the straight-line basis. Differences between cash lease payments and accrued lease expenses are recognized as either an increase or decrease to deferred rent.

Income Taxes - The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB)Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, the Company accounts for stock-based compensation to nonemployees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (Note 11).

Earnings Per Share - The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and dilutive effect of potential common shares outstanding. Diluted earnings per share is not presented at December 31, 1997 due to the antidilutive effect on earnings per share.

New Accounting Pronouncements - In 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued and are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of these statements on its financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.






NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
-----------------------------------------------------------------------------

2. GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1997 and has an accumulated deficit of $5,849,016. The Company does not have an established source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to seek additional financing through offerings of its common stock and other debt and equity financing in order to expand its operations (Notes 8 and 13).


3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Leasehold improvements                      $ 1,085,240
     Store and office equipment                      471,386
     Assets under capital lease                       74,264
                                                 -----------
     Less accumulated depreciation                 1,630,890
                                                    (143,292)
                                                 ------------
     Property and equipment, Net                 $ 1,487,598
                                                 ============
4.     INVENTORIES

Inventories consist of the following:

     Food                                        $    48,586
     Motorcycles                                     137,055
     Apparel                                          99,981
                                                  ----------
                                                 $   285,622
                                                 ===========
















NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
----------------------------------------------------------------------------

5.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets as of December 31, 1997 are primarily composed of net operating loss carryforwards, accrued compensation and basis difference in assets. Such deferred tax assets are offset in full by valuation allowances at December 31, 1997.

The Company has net operating loss carryforwards of approximately $5,538,000 available to reduce future income subject to income taxes. These carryforwards will expire in 2010 thorough 2012 and usage may be limited due to a change in ownership of the Company (Note 13).

6.    COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under both capital and triple net operating lease agreements. Under the terms of the operating leases, the Company is required to pay certain costs of the leased properties including taxes, insurance and utilities. Rent expense for the year ended December 31, 1997 was $433,188, of which $42,000 was paid to a director of the Company.

Minimum annual payments under these agreements as of December 31, 1997 are as follows:

                                                 Capital        Operating
                                                 Leases         Leases

Year ending December 31
 1998                                            $ 24,255       $   316,762
 1999                                              10,780           360,513
 2000                                                               386,186
 2001                                                               396,143
 2002                                                               430,024
   Thereafter                                                     3,118,486
                                                 ---------      ------------
Total minimum lease payments                       35,035       $ 5,008,114
                                                                ============
Amount representing interest                       (3,469)
                                                 ---------
Present value of future minimum lease payments     31,566
Current portion                                   (21,184)
                                                 ---------
Long-term portion                                $ 10,382
                                                 =========








NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
----------------------------------------------------------------------------

Royalty Agreement - The Company has entered into agreements with Easyrider Franchising, Inc. which requires the Company to pay royalties of 5% of sales to Easyrider Franchising, Inc. (Note 12). Included in restaurant and store operating expenses are $213,391 of amounts paid or payable to Easyrider Franchising, Inc. for royalties and merchandise purchases. The Franchisor has the right of first refusal if the shareholders of the Company should decide to sell the Company, or the business and its assets to another party.

Employment Agreements - The Company has entered into employment agreements with two officers of the Company. The agreement with the Company's chairman, entered into July 8, 1997, requires annual compensation of $250,000 for a minimum of three years and reimbursement of remote office expenses of $85,000 per year.

The agreement for the Company's chief executive officer, entered into on October 10, 1997, requires annual compensation of $200,000 for a five-year period.

Litigation - The Company is currently involved in litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the accompanying financial statements.

7.   RELATED-PARTY TRANSACTIONS

Remote Office Expenses - Pursuant to the chairman's annual employment agreement (Note 6), payments for remote office expenses of $42,000 were made.

Advances From Stockholders and Other Advances - During 1997, advances aggregating $339,350 were received from stockholders of the Company and a stockholder of Paisano Publications, Inc. (See Note 13). The advances bear interest at 10% and were fully repaid by the Company in January 1998.

Accrued Compensation - As provided for in the Officers' employment agreement, direct compensation of $222,465 has been deferred until payment is reasonably justified based on the Company's cash flows.

Lease Assignment - On February 9, 1998, a shareholder and director assumed the Company's obligation under an operating lease agreement effective March 1, 1998. Under the terms of the lease, monthly lease payments of $2,200 have been assumed through the end of the lease term in May 2017.

Stock Issuances - During 1997, the Company issued 384,600 shares of common stock to certain officers for $500,000. Shares were issued at their fair value at the date of sale. In connection with stock issuance, the Company issued warrants to purchase 500,000 shares of common stock at $4.00 per share. The warrants issued are immediately exercisable and expire on April 21, 1999.

Legal Expenses - During 1997, the Company made cash payments of $44,315 and issued 40,000 shares of common stock with a fair value of $60,000 to a stockholder and director of the Company for legal services.

Advertising Expenses - During 1997, the Company made payments of $41,133 to a stockholder and director of the Company for advertising services.

NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
----------------------------------------------------------------------------

8.    CONVERTIBLE DEBENTURES

During the year ended December 31, 1997, the Company issued two tranches of convertible debentures (the Debentures) with face values of $600,000 and $1,000,000 in private placements to institutional investors. The Debentures accrue interest at rates of 10% and 8% per year, respectively, payable semi-annually. The Debentures are convertible at the option of the holder into shares of the Company's common stock based upon the following terms:

Tranche A - The Debentures in Tranche A were converted into common stock at 72.5% of the five-day average closing bid price on the conversion date and were converted into common shares during 1997. The Company issued a total 293,825 shares of its common stock in connection with the conversion of the $600,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $10,523.

Tranche B Due December 12, 2000 - Convertible into common shares at the lesser of the five-day average closing bid price on the closing date or 80% of the five-day average closing bid price on the conversion date, as defined. The Debentures in Tranche B are convertible at the holder's option:
one-third after January 26, 1998; one-third after February 25, 1998 and one-third after March 27, 1998. The Debentures are convertible at the option of the issuer at any time after December 12, 1998.

The conversion of the Debentures at discount of the Company's common stock results in the Debentures being issued at a discount (the conversion discount). The conversion discount, which aggregated $481,667 at the dates of issuance, is being recognized by the Company as noncash interest expense over the shortest expected term to anticipated conversion of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the year ended December 31, 1997, a total of $277,990 of noncash interest expense was recorded relating to the Debentures.

In conjunction with the issuance of the Convertible Debentures, the Company issued an aggregate 50,000 shares to a financial advisor as compensation for arranging the Convertible Debenture issuances. The fair value of the shares has been recorded as debt issuance costs and was amortized through the conversion date of the Convertible Debentures.

Additionally, in conjunction with the issuance of the Convertible Debentures, the Company issued five-year broker warrants for 41,529 shares of common stock with exercise prices from $3.83 to $4.05. The fair value of the warrants has been recorded as debt issuance costs and is being amortized over the term of the Convertible Debentures.








NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
--------------------------------------------------------------------------

9.  LONG-TERM DEBT

On December 1, 1997, the Company borrowed $1,050,000 under a secured installment promissory note agreement with a commercial lender. Borrowings under the notes agreement bear interest at 13.5% per annum and require monthly payments of principal and interest of $24,160 through December 2002. This note is collateralized by all of the assets of the Company. Principal payments of $157,694, $180,350, $206,264, $235,899 and $269,793 are required for each of the five years ended December 31, 2002, respectively.


10.   COMMON STOCK SUBSCRIPTION

In November 1996, the Company entered into an agreement with a barter service to issue 400,000 shares of common stock in exchange for $1,000,000 of barter advertising and other services and merchandise. As of December 31, 1997, the Company had utilized services in satisfaction of $250,000 of the subscription receivable. The remaining $750,000 subscription receivable has been reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements.


11.    STOCKHOLDERS' EQUITY

Common Stock Issued for Services - During 1997, the Company issued 335,000 shares (including 50,000 issued to a financial advisor (Note 8) for consulting and other services. Shares were issued at their fair value at the date of issuance and ranged from $1.50 to $2.10 per share.

Stock Option Plan - In November 1997, the Company adopted its 1997 Executive Incentive Compensation plan (the Plan), which provides for the grant of stock options and other awards to certain officers, key employees, consultants or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the Plan is 5,000,000. Following the adoption of such plan, the Company granted options to purchase an aggregate of 2,721,000 shares of the Company's common stock at prices ranging from $2.50 to $3.00 per share, which the Company's Board of Directors deemed to be equal to, or in excess of, fair market value of the common stock at the dates of grants, to employees of the Company. Additionally, options were granted for the purchase of up to 395,000 common shares at $2.50 per share to certain nonemployees of the Company. The Company recorded compensation expense equivalent to the fair value of the options granted to nonemployees, totaling approximately $671,500. These options vested upon grant.

NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
----------------------------------------------------------------------------

The following table summarizes the activity under the Plan along with common stock warrant activity for the period indicated:



                                                  Weighted                Price        Weighted
                                     Price of     average                 range of     average
                           Options   option       exercise                warrant      exercise
                        outstanding  grants       price        Warrants   grants       price
OUTSTANDING,
 January 1, 1997                -    $    -       $    -            -     $   -        $     -

1997 grants              3,116,000   $2.50-3.00   $   2.50      541,291   $ 3.83-4.05  $    3.99
                        -----------                             ---------
OUTSTANDING,
 December 31, 1997       3,116,000                              541,291
                        ==========                              ========




At December 31, 1997, 299,208 options and 541,291 warrants to purchase shares were exercisable. The weighted average exercise price of the exercisable options and warrants is $2.50 and $3.99, respectively.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using APB Opinion No. 25. No compensation expense has been recognized for employee stock option grants. Had compensation expense for the employee stock option grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below:

   Net loss applicable to common stock:
    As reported                                    $ (4,776,874)
    Pro forma                                      $ (6,107,953)
   Net loss per common share
    As reported                                          $(0.29)
    Pro forma                                            $(0.37)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: zero dividend yield, expected volatility of 109%, risk-free interest rate of 5.9% and expected lives of three years.






NEWRIDERS AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 (Continued)
----------------------------------------------------------------------------

12.   WRITE-OFF OF LEASEHOLD IMPROVEMENTS

In December 1997, the Company initiated plans to substantially rebuild its restaurant located in Fresno, California. As a result, the Company recorded a write-down of $628,129 with respect to leasehold improvements and store fixtures at the Fresno location.

13.   ACQUISITION OF BUSINESSES

On October 7, 1997, the Company signed a binding letter of intent to acquire the stock of M&B Restaurants, L.C. (M&B) for a combination of stock and the issuance of notes payable. M&B is the owner of four restaurants located in Ahwatukee, Glendale and Scottsdale, Arizona and Tulsa, Oklahoma. The acquisition of M&B requires approval by the Company's shareholders. An officer and director of the Company has an ownership interest in M&B. Additionally, a member of M&B became chief executive officer of the Company.

On October 30, 1997, the Company signed a binding letter of intent to acquire the stock of Paisano Publications, Inc., Easyriders Franchising, Inc. and other affiliated companies for a combination of stock, cash and notes payable. Paisano is the publisher of Easyriders Magazine and several other motorcycle lifestyle magazines, and is the franchiser for motorcycle shops, apparel stores and cafes using the Easyriders name. The acquisition of these companies requires approval by the Company's shareholders and obtaining sufficient financing for the transaction.

                            ADDENDUM B

                  NEWRIDERS, INC. AND SUBSIDIARY

            RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996






























       <Letterhead of Jones, Jensen & Company appears here>

                   INDEPENDENT AUDITORS' REPORT
                 -------------------------------

To the Board of Directors
Newriders, Inc. and Subsidiary
Fresno, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Newriders, Inc. and Subsidiary for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, stockholders' equity and cash flows. We believe that our audit of the consolidated statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Newriders, Inc. and Subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, certain errors resulting in overstatement of previously reported amounts in Property and Equipment, Deferred Charges, Common Stock and Additional Paid-in Capital as of December 31, 1996, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the above mentioned accounts as of December 31, 1996 to correct the errors. These errors have no effect on net loss for the year ended December 31, 1996.

The accompanying consolidated statements of operations, stockholders' equity and cash flows have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from its inception and does not have an established source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
June 3, 1997




                  NEWRIDERS, INC. AND SUBSIDIARY
               Consolidated Statement of Operations

                                                      For the
                                                     Year Ended
                                                    December 31,
                                                        1996
                                                    ------------


SALES                                               $   1,161,520

COST OF SALES                                             532,487
                                                    -------------

GROSS MARGIN                                              629,033
                                                    -------------

EXPENSES

  Selling, general and administrative                   1,520,271
  Depreciation and amortization                           129,277
                                                    -------------

     Total Expenses                                     1,649,548
                                                    -------------

     Loss from Operations                              (1,020,515)
                                                    -------------

OTHER INCOME (EXPENSE)

  Interest income                                              36
  Other income                                              3,613
  Interest expense                                        (18,365)
  Bad debt expense                                         (1,009)
                                                    -------------

     Total Other Income (Expense)                         (15,725)
                                                    -------------

NET LOSS                                            $  (1,036,240)
                                                    =============


NET LOSS PER SHARE                                  $       (0.07)
                                                    =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                    15,770,351
                                                    =============
       The accompanying notes are an integral part of these consolidated financial statements.







                  NEWRIDERS, INC. AND SUBSIDIARY
          Consolidated Statement of Stockholders' Equity

                                                          Common
                                            Additional     Stock
                       Common Stock          Paid-in    Subscription  Accumulated
                   Shares       Amount       Capital     Receivable     Deficit
                 -----------  -----------  -----------  ------------ ------------
Balance,
 December 31,
 1995             11,000,000   $   11,000     $  755,756   $   -         $  (35,902)

Issuance of
 common  stock
 to acquire New
 Riders Limited
 (Note 1)          4,581,000        4,581         58,110       -           -

Common stock
 issued  through
 private  placement
 at $2.50 per share   87,000          87         217,413       -            -

Capital
 contributed
 through debt
  relief             158,000         158         214,749       -            -

Common stock
 subscription
 for future goods
 and  services       400,000         400         999,600    (1,000,000)     -

Common stock
 issued  for
  services           100,000         100         249,900       -            -

Capital
 contributed by
 shareholders            -            -        1,496,080       -            -

Net loss for
 the period
 ended December
 31, 1996                -            -             -          -          (1,036,240)
                  -----------  -----------   ------------  ------------  ------------
Balance,
 December
 31, 1996
 (Previously
 reported)        16,326,000      16,326      3,991,608     (1,000,000)   (1,072,142)

Correction of
 errors (Note 7)    (158,000)       (158)      (420,616)       -             -
                 ------------  -----------   ------------  ------------  ------------
Restated  balance,
 December 31,
  1996            16,168,000   $  16,168     $ 3,570,992   $(1,000,000)  $(1,072,142)
                 ============  ===========   ============  ============  =============

       The accompanying notes are an integral part of these consolidated financial statements.

                  NEWRIDERS, INC. AND SUBSIDIARY
               Consolidated Statement of Cash Flows

                                                     For the
                                                    Year Ended
                                                   December 31,
                                                      1996
                                                   ------------
                                                   (as restated
                                                   see note 7)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $(1,036,240)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
  Common stock issued for services                     250,000
  Depreciation and amortization                        129,277
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             1,009
  (Increase) decrease in inventory                    (258,822)
  (Increase) decrease in deferred charges             (139,810)
  (Increase) decrease in prepaid expenses               (2,035)
  (Increase) decrease in deposits                        3,214
   Increase (decrease) in accounts
    payable and accrued expenses                       177,428
                                                   ------------

     Net Cash Used by Operating Activities            (875,979)
                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                            (567,585)
                                                   ------------

    Net Cash Used by Investing Activities             (567,585)
                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from capital lease obligation                74,264
  Cash contributions to capital                      1,116,429
  Common stock issued for cash                         217,500
                                                   ------------

    Net Cash Provided by Financing Activities
                                                     1,408,193
                                                   ------------

NET INCREASE (DECREASE) IN CASH                        (35,371)

CASH AT BEGINNING OF YEAR                               55,418
                                                   ------------

 CASH AT END OF YEAR                               $    20,047
                                                   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                  NEWRIDERS, INC. AND SUBSIDIARY
         Consolidated Statement of Cash Flows (Continued)


                                                     For the
                                                    Year Ended
                                                   December 31,
                                                       1996
                                                   ------------
                                                   (as restated
                                                   see note 7)

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:

  Interest                                         $   18,365
  Income taxes                                     $     -

NON CASH FINANCING ACTIVITIES:

  Capital contributions through debt relief        $  214,907

  Common stock issued for services                 $  250,000

  Capital contributions of fixed assets            $   21,568




       The accompanying notes are an integral part of these consolidated financial statements.



                  NEWRIDERS, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                        December 31, 1996


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Newriders, Inc. (the Company) was incorporated under the laws of the State of Nevada on July 15, 1995 as American Furniture Wholesale, Inc. The Company was originally organized to engage in activities in the furniture business. On June 28, 1996 the Company changed its name to Newriders, Inc.


     On June 28, 1996 the Company acquired all of the outstanding common stock of New Riders Limited (the Subsidiary) for 13,250,000 shares of the Company's common stock. Of the common shares issued, 11,000,000 were new issues and 2,250,000 were concurrently reacquired from an existing shareholder and reissued as part of the acquisition. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The Subsidiary was formed on November 8, 1994 in the State of California and is engaged in the restaurant and retail motorcycle business.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     b. Net Loss Per Share

     The computation of net loss per share of common stock is based on the weighted average number of common shares outstanding during each period presented.

     c. Provision for Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109). Under FAS 109 the asset and liability method is used in calculating deferred income taxes.

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $1,072,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the consolidated financial statements. Because of the Company's history of operating losses, the Company believes there is a 50% or greater likelihood the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards have been offset by a valuation allowance of the same amount. Utilization of the carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of loss carryforwards before utilization.

     d. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e. Principles of Consolidation

     The consolidated financial statements include those of Newriders, Inc. and New Riders Limited. All significant intercompany accounts and transactions have been eliminated.

     f. Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1996. The Company does not have an established source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to seek additional financing through offerings of its common stock and other debt and equity financing in order to expand its operations.

NOTE 4 -     LEASE COMMITMENTS

     Shop Lease - The Company leases its motorcycle shop facility under an operating lease. The lease agreement expires July 31, 2005, with two five year options to renew. Lease expense for the year ended December 31, 1996 was $4,019 per month, and will continue as such until August 1, 1997 when the rent shall increase 4% per year. An additional $659 per month is due to the lessor for common area maintenance charges. These charges are redetermined every year, and include real estate taxes and liability insurance.

     Cafe Lease - The Company leases its cafe facility under an operating lease. The lease agreement expires July 31, 2015. Lease expense is $7,000 per month for the period ended December 31, 1996. This lease calls for the payment of real estate taxes, common area maintenance and liability insurance in addition to monthly rent charges. Monthly rent will increase to $8,550 on June 1, 2000, $9,760 on June 1, 2005 and $11,145 on June 1, 2010.

     Total rent expense for the year ended December 31, 1996 was $89,682.

NOTE 4 -     LEASE COMMITMENTS (Continued)

     Employee Lease - The Company has entered into two agreements by which it leases its employees from a human resources company. The lease agreements have been renewed and will expire on November 1, 1997. One lease calls for the payment of a monthly administrative fee of $1,920 in addition to all wages, medical and workers' compensation coverage, 401K plan, applicable payroll taxes and other administration costs. A second agreement calls for a monthly fee of $160 in addition to those other costs previously listed.

     Capital Lease Obligation - In January, 1996, the Company entered into an agreement to lease computer hardware and software having a cost of $74,264 to be used in its Fresno, California cafe. The term of the lease is 36 months and calls for monthly payments of $2,695. This is a capital lease with the cost of the assets capitalized as property and equipment (see Note 3) and the related liability reflected as an obligation under capital lease in the accompanying consolidated financial statements. Maturities of the obligation under capital lease are as follows: 1997 $27,723, 1998 $28,911, 1999 $2,655.

NOTE 5 -     COMMON STOCK SUBSCRIPTION

     In November 1996, the Company entered into an agreement with a barter service to issue 400,000 shares of common stock in exchange for $1,000,000 of barter advertising and other services and merchandise. As of December 31, 1996, the Company had not utilized any of the barter services or merchandise. This amount has been reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements.

NOTE 6 -     SUBSEQUENT EVENTS

     In May 1997, the Company opened a new cafe location in Myrtle Beach, South Carolina with the intention of opening a motorcycle retail and repair facility at the same location in the near future. The Company has entered into a ten year lease agreement in conjunction with those new facilities and has also acquired and leased certain operating equipment used at this new location. The Company has invested approximately $1,000,000 in this operation financed primarily by additional shareholder capital contributions including $500,000 advanced from unrelated parties which will be converted to debt or equity financing as yet to be determined.

NOTE 7 -     CORRECTION OF ERRORS

     Certain errors, resulting in an overstatement of previously reported assets and equity, were discovered during the current year. Correction of these errors had no effect on previously reported net loss for the year ended December 31, 1996.

     The following schedule details the nature and amount of each error:

          Overstatement of fixed assets               $  (350,774)
          Overstatement of deferred charges               (70,000)
          Overstatement of common stock                       158
          Overstatement of additional paid-in capital     420,616

               Net Change                             $     -
                                                  =============









                   ANNUAL REPORT ON FORM 10-KSB
                         NEWRIDERS, INC.
                      SEC FILE NO. 000-22775

Exhibit    Exhibit
Number     Description                                        Location
-------    ---------------------------------------------      ---------------
 2.1.1     Articles of Incorporation - Incorporated          Incorporated by
           by reference from the Company's Registration       Reference
           Statement on Form 10-SB filed June 30, 1997

 2.1.2     Amendment to Articles of Incorporation dated       Incorporated by
           June 28, 1996 - Incorporated by reference          Reference
           from the Company's Registration Statement on Form 10-SB filed June 30, 1997

 2.1.3     By-Laws - Incorporated by reference from the       Incorporated by
           Company's Registration Statement on Form           Reference
           10-SB filed June 30, 1997

10.1.1     Franchise Agreement with Easyriders Franchising,   Included
           Inc. - Fresno, CA                                  herewith


10.1.2     Franchise Agreement with Easyriders Franchising,   Included
           Inc. - Myrtle Beach, SC                            herewith


10.2.1     Restaurant Lease Agreement Commencing August 1,    Included
           1995 - Fresno, CA                                  herewith


10.2.2     Motorcycle Shop Lease Agreement Commencing         Included
           August 1, 1995 - Fresno, CA                        herewith

10.2.3     Restaurant Lease Agreement Commencing April 1,     Included
           1997 - Myrtle Beach, SC                            herewith

10.2.4     Motorcycle Shop Lease Agreement Commencing June    Included
           1, 1997 - Myrtle Beach, SC                         herewith

10.2.5     Assignment of Motorcycle Shop Lease Agreement -    Included
           Myrtle Beach, SC to Leon Hatcher                   herewith

10.3.1     Dealership Agreement with Paisano Publications,    Included
           Inc. - Fresno, CA                                  herewith

10.3.2     License Agreement with Paisano Publications,       Included
           Inc. - U.S.A.                                      herewith

10.4.1     Employment Letter Agreement with John Martin -     Incorporated by
           Incorporated by Reference from the                 Reference
           Company's Registration Statement on
           Form S-8 filed November 24, 1997

10.4.2     Employment Letter Agreement with William R.        Included
           Nordstrom dated August 22, 1997                    herewith

10.4.3     Stock Purchase Agreement for Restricted Shares     Included
           and Warrants between the Company and John E.       herewith
           Martin dated April 21, 1997

10.4.4     Stock Purchase Agreement for Restricted Shares     Included
           and Warrants between the Company and William R.    herewith
           Nordstrom dated April 21, 1997

10.5.1     Letter of Intent dated October 7, 1997 -           Included
           M & B Restaurants, LLC                             herewith

10.5.2     Letter Agreement dated January 13, 1998 -          Included
           Paisano Companies                                  herewith

10.6.1     Secured Installment Promissory Note between        Included
           the Company as Maker and Franchise Mortgage        herewith
           Acceptance Company, LLC as Lender dated
           October 21, 1997 for $475,000 (Loan # 11441-
           102) (See Note 1)

10.6.2     Security Agreement between the Company and         Included
           Franchise Mortgage Acceptance Company, LLC         herewith
           dated October 21, 1997 (Loan # 11441-102)
           (See Note 1)

10.6.3     Guaranty dated October 21, 1997 signed by          Included
           Leon Hatcher and Sandra Hatcher (See Note 2)       herewith

23.1.1     Consent of Deloitte & Touche, LLP                  Included
                                                              herewith


23.1.2     Consent of Jones, Jensen & Company                 Included
                                                              herewith

27.1       Financial Data Schedule                            Included
                                                              herewith


Note 1: The Company also executed an identical Secured Promissory Note for $475,000 and an identical Security Agreement as of the same date, relating to Loan # 11441-100, with the exception that the Security Agreement involves similar collateral located at the Myrtle Beach, SC Easyriders Cafe. Also on the same date the Company executed an identical Secured Promissory Note and an identical Security Agreement as of the same date, relating to Loan # 11441-101, with the exception that the Secured Promissory Note is for a $100,000 principal amount with a proportionately smaller monthly payment, and the Security Agreement involves similar collateral located in the Myrtle Beach, SC Easyriders Cafe.

Note 2: Identical Guaranty documents were executed by John E. Martin, William R. Nordstrom and Sherry Nordstrom, William Prather and Marna Prather, Daniel Gallery and Dixie Gallery, C.W. Doyle and Georgette Doyle, and Michael Purcell.