Form 10QSB/A
period 1997-09-30
NEWRIDERS INC
filed 1998-04-29
CIK 1023397

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-QSB/A
                             Amendment No. 1

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

Yes  X    No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of March 19, 1998, the issuer had outstanding 17,368,130 shares of its Common Stock, $0.001 par value.

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

     Newriders, Inc. was organized on July 13, 1995 under the name of American Furniture Wholesale, Inc. Newriders Limited was formed on November 8, 1994 in the State of California. Newriders, Inc. and Newriders Limited entered into a Plan of Reorganization on June 28, 1996, whereby Newriders, Inc. acquired 100% of the outstanding Common Stock of Newriders Limited in exchange for 13,250,000 shares of the common stock of Newriders, Inc. to the former shareholders of Newriders Limited (the "Reorganization"). A total of 11,000,000 of the shares issued in the Reorganization were newly issued and 2,250,000 shares were concurrently reacquired from an existing stockholder and reissued as part of the Reorganization. In connection with the Reorganization, the Company amended its Articles of Incorporation effective July 1, 1996 to change its name to Newriders, Inc. Throughout this document the "Company" shall mean the combined entities of Newriders, Inc. and its subsidiary, Newriders Limited.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     During the three months ended September 30, 1997, the Company experienced a net loss in the amount of $639,232, in contrast to the net loss of $163,313 for the three months ended September 30, 1996. The Company's net loss for the nine month period ended September 30, 1997 was $1,524,535, as compared with the net loss of $195,757 incurred in the nine months ended September 30, 1996. Earnings (loss) per share were approximately ($0.04) for the three months ended September 30, 1997, and approximately ($0.09) for the nine months ended September 30, 1997.

     The Company attributes its net loss incurred during the three month period ended September 30, 1997 to the costs associated with opening a new restaurant in Myrtle Beach, South Carolina in May, 1997, including significant advertising and promotional costs and employee training expenses incurred in the third quarter 1997. The Company attributes its net loss incurred during the nine month period ended September 30, 1997 to the increase in overhead for accounting, legal and professional fees related to becoming a public reporting company, and costs associated with the opening of the Myrtle Beach restaurant in May, 1997. A significant portion of the loss for both the three and nine month periods ended September 30, 1997 was due to a non-cash interest expense of $231,665 associated with raising funds for the Myrtle Beach restaurant through issuing convertible debentures at a discount.

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

Balance Sheet Information

     Assets

     As of September 30, 1997, the Company reported total assets of $2,925,250, up $1,170,958 from the $1,754,292 reported as of December 31,
1996. Total current assets as of September 30, 1997 were $799,318, up $192,346 from the $606,972 reported as of December 31, 1996. Property and equipment - net was $1,877,128 as of September 30, 1997, up $903,680 from the $973,448 reported as of December 31, 1996. Total other assets were $248,804 as of September 30, 1997, up $74,932 from the $173,872 reported as of December 31, 1996. The change in total assets reflects primarily an increase in property and equipment - net and an increase in inventory associated with acquiring additional equipment and inventory for the opening of the Company's second location in Myrtle Beach, South Carolina.

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

Liquidity and Capital Resources - September 30, 1997

     The Company received infusions of a significant amount of capital during the nine month period ended September 30, 1997. Prior to becoming officers and directors of the Company, the Company's Chairman of the Board of Directors and the Company's Executive Vice President each purchased 192,300 shares of the Company's common stock at an average cost of $1.30 per share for cash consideration totaling $250,000 each. An unrelated party converted approximately $550,000 of debt to 234,429 shares of the Company's common stock representing an average conversion price of $2.35 per share. Other capital contributions by existing shareholders during this period of time totaled $373,084. The Company also received approximately $250,000 of services rendered in satisfaction of a common stock subscription receivable.

     The Company's stockholders' equity increased $380,214 in the nine months ended September 30, 1997, from $1,515,018 reported as of December 31, 1996 to $1,895,232 reported as of September 30, 1997. The increase reflects an infusion of approximately $1,904,749 in equity capital (including $250,000 of services and $231,665 of discount on convertible debenture issuance) reported for the nine month period less a net loss of approximately $1,524,535 for the same period.

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

                              NEWRIDERS, INC.
                              (Registrant)



Date:  April 29, 1998     By:  /s/ William R. Nordstrom
                              -------------------------------------
                              William R. Nordstrom
                              Principal Financial Officer and
                              Chief Accounting Officer


                    NEWRIDERS, INC. AND SUBSIDIARY
                      Consolidated Balance Sheets

                                ASSETS

                                    September 30,    December 31,
                                        1997             1996
                                    -------------    ------------
                                    (Unaudited)
                                    (as restated      (as restated
                                     see note 3)       see note 3)
CURRENT ASSETS

  Cash and cash equivalents         $   56,339      $  20,047
  Accounts receivable                       15            -
  Inventory                            722,975        584,890
  Prepaid expenses                      19,989          2,035
                                     ---------      ---------

     Total Current Assets              799,318        606,972
                                     ---------      ---------
PROPERTY AND EQUIPMENT - Net         1,877,128        973,448
                                     ---------      ---------
OTHER ASSETS

  Deferred charges - net               195,589        157,494
  Deposits                              53,215         16,378
                                     ---------      ---------
     Total Other Assets                248,804        173,872
                                     ---------      ---------

     TOTAL ASSETS                   $2,925,250    $ 1,754,292
                                     =========     ==========

                      NEWRIDERS, INC. AND SUBSIDIARY
                  Consolidated Balance Sheets (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,   December 31,
                                            1997          1996
                                       -------------   ------------
                                       (Unaudited)
                                       (as restated    (as restated
                                        see note 3)     see note 3)
CURRENT LIABILITIES

  Accounts payable                     $   667,557      $  154,975
  Accrued expenses                          40,527          25,010
  Customer deposits                         30,491             -
  Current obligation under capital lease    27,723          27,723
                                         ---------        --------
     Total Current Liabilities             766,298         207,708
                                         ---------        --------

LONG-TERM LIABILITIES

  Loan payable                             234,850             -
  Obligation under capital lease,
    Less current portion                    28,870          31,566
                                         ---------        --------
     Total Long-Term Liabilities           263,720          31,566
                                         ---------        --------
STOCKHOLDERS' EQUITY

  Common stock; 25,000,000 shares
   authorized of $0.001 par value;
   16,787,029 and 16,168,000 shares
   issued and outstanding,
   respectively                             16,787          16,168
  Additional paid-in capital             5,225,122       3,570,992
  Common stock subscription receivable    (750,000)     (1,000,000)
  Accumulated deficit                   (2,596,677)     (1,072,142)
                                        ----------      ----------
     Total Stockholders' Equity          1,895,232       1,515,018
                                        ----------      ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $   2,925,250     $ 1,754,292
                                        ==========      ==========

                      NEWRIDERS, INC. AND SUBSIDIARY
                   Consolidated Statements of Operations
                               (Unaudited)


               For the Three Months Ended        For the Nine Months Ended
                     September 30,                       September 30,
               --------------------------        -------------------------
                   1997          1996               1997          1996
               ------------    ----------        ------------  -----------
               (as restated                      (as restated
                see note 3)                       see note 3)
SALES              $ 1,277,473   $  276,388         $2,426,584    $  276,388

COST OF SALES          376,270       98,251          1,095,227        98,251
                    ----------    ---------          ---------     ---------
GROSS MARGIN           901,203      178,137          1,331,357       178,137
                    ----------    ---------          ---------     ---------
EXPENSES

 Selling, general
 and administrative  1,268,755      338,791          2,514,213      366,295

 Depreciation and
 amortization           34,700        4,940             99,338        9,880
                     ---------      -------          ---------      -------
    Total Expenses   1,303,455      343,731          2,613,551      376,175
                     ---------      -------          ---------      -------
    Loss from
    Operations        (402,252)    (165,594)        (1,282,194)    (198,038)
                     ---------     --------          ---------      -------
OTHER INCOME (EXPENSE)

 Interest income           134          -                  207         -
 Other income               27        2,281                426        2,281
 Non-cash interest
 expense              (231,665)         -             (231,665)        -
 Interest expense       (5,476)         -              (11,309)        -
 Bad debt expense          -            -                  -           -
                        ------        -----             ------        -----
    Total Other Income
    (Expense)         (236,980)       2,281           (242,341)       2,281
                      --------        -----           --------        -----
NET LOSS           $  (639,232)  $ (163,313)     $  (1,524,535)  $ (195,757)
                      ========      =======          =========      =======

NET LOSS PER
 SHARE             $     (0.04)  $    (0.02)     $       (0.09)  $    (0.02)
                      ========      =======          =========      =======
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        16,736,137   10,842,000         16,736,137   10,842,000
                    ==========   ==========         ==========   ==========


                       NEWRIDERS, INC. AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity


                                                      Common
                        Common Stock      Additional  Stock
                   --------------------   Paid-in     Subscription Accumulated
                   Shares        Amount   Capital     Receivable   Deficit
                   ---------   --------   ----------  ------------ -----------

Balance,
 December 31, 1995  11,000,000   $11,000    $   755,756  $   -     $ (35,902)

Issuance of common
 stock to acquire
 New Riders Limited  4,581,000     4,581         58,110      -           -

Common stock issued
 through private
 placement at $2.50
 per share              87,000        87        217,413      -           -

Common stock issued
 for debt at and
 average of $1.36 per
 share                 158,000       158        214,749      -           -

Common stock subscrip-
 tion for future goods
 and services          400,000       400        999,600  (1,000,000)     -

Common stock issued
 for services          100,000       100        249,900      -           -

Capital contributed
 by shareholders           -          -       1,496,080      -           -

Net loss for the year
 ended December
 31, 1996                 -           -             -        -     (1,036,240)
                      ---------    -----      ---------  ---------- ---------

Balance,
 December 31, 1996  16,326,000    16,326      3,991,608 (1,000,000)(1,072,142)
 (Previously reported)

Correction of errors
 (Note 3)             (158,000)     (158)      (420,616)     -            -
                      ---------    -----      ---------  ---------- ---------
Restated balance
 December 31, 1996  16,168,000    16,168      3,570,992 (1,000,000)(1,072,142)
                    ==========   ==========   =========  =========  =========

Common stock issued
 for cash at an
 average of $1.30
 per share
 (Unaudited)           384,600       385        499,615      -            -

Conversion of
 convertible notes
 into common stock
 at an average price
 of $2.35 per share
 (Unaudited)           234,429       234        549,766      -           -

Discount on convertible
debentures issuance       -           -         231,665      -           -

Services rendered in
 satisfaction of common
 stock subscription
 receivable
 (Unaudited)               -          -            -       250,000       -

Capital contributions
 by shareholders
 (Unaudited)              -           -         373,084        -         -
                      --------      -----    ----------  --------    --------

Balance forward    16,787,029     $16,787  $  5,225,122 $(750,000) $1,072,142)
                   ----------      ------    ----------   -------   ---------











                       NEWRIDERS, INC. AND SUBSIDIARY
         Consolidated Statements of Stockholders' Equity (Continued)



                                                      Common
                        Common Stock      Additional  Stock
                   --------------------   Paid-in     Subscription Accumulated
                   Shares        Amount   Capital     Receivable   Deficit
                   --------------------   ----------  ------------ -----------
Balance forward    16,787,029   $16,787   $ 5,225,122 $(750,000)  $(1,072,142)

Net loss for the
 nine months ended
 September 30,
 1997 (Unaudited)        -          -             -          -     (1,524,535)
                   ----------   -------    ----------  --------    ----------

Balance, September
 30, 1997
 (Unaudited)       16,787,029   $16,787   $ 5,225,122 $(750,000)  $(2,596,677)
                   ==========    ======    ==========   =======     =========


                    NEWRIDERS, INC. AND SUBSIDIARY
                 Consolidated Statements of Cash Flows
                             (Unaudited)


                    For the Three Months Ended    For the Nine Months Ended
                           September 30,                 September 30,
                    --------------------------    --------------------------
                       1997            1996          1997          1996
                    ----------      ----------    ----------     -----------
                    (as restated                  (as restated
                     see note 3)                   see note 3)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss              $  (639,232)    $ (163,313)   $(1,524,535)  $ (195,757)
 Adjustments to
 reconcile net loss to
 net cash used by oper-
 ating activities:
  Common stock issued
   for services            125,000           -           250,000          -
  Depreciation and
   amortization             34,700          4,940         99,338        9,880
  Non-cash interest
   expense                 231,665           -           231,665          -
  Changes in operating
   assets and liabilities:
  (Increase) decrease
   in accounts receivable      790         (1,009)          (15)          -
  (Increase) decrease in
   inventory              (132,434)      (118,367)     (138,085)     (137,788)
  (Increase) decrease in
   deferred charges        (54,315)        25,000       (38,095)          -
  (Increase) decrease in
   prepaid expenses        (19,989)        (4,131)      (17,954)          -
  (Increase) decrease in
   deposits                (36,837)         1,715       (36,837)        4,929
  Increase (decrease) in
   cash overdraft         (146,814)           -             -             -
  Increase (decrease) in
   accounts payable and
   accrued expenses         29,279         69,639       528,099        74,815
  Increase (decrease) in
   customer deposits        30,491            -          30,491           -
                          --------        -------      --------        ------

   Net Cash Used by
    Operating Activities  (577,696)      (185,526)     (615,928)     (243,921)
                           -------        -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES

 (Purchase) sale of fixed
  assets                    29,754        (32,581)   (1,003,018)     (239,928)
                           -------        -------     ---------       -------

     Net Cash Used by
     Investing Activities   29,754        (32,581)   (1,003,018)     (239,928)
                           -------        -------     ---------       -------


CASH FLOWS FROM FINANCING
ACTIVITIES

  Cash provided from sale
   of common stock            -              -          500,000          -
  Proceeds from loans
   payable                 234,850           -          234,850          -
  Conversion of
   convertible notes
   into common stock       300,000           -          550,000          -
  Payments on capital
   lease obligation            -          (70,802)       (2,696)         -
  Cash contributions to
   capital                  69,431        352,062       373,084       521,131
                           -------        -------       -------       -------

    Net Cash Provided by
    Financing Activities   604,281        281,260     1,655,230       521,131
                           -------        -------     ---------       -------

NET INCREASE (DECREASE)
IN CASH                     56,339         63,153        36,292        37,282

CASH AT BEGINNING OF
PERIOD                         -           29,547        20,047        55,418
                           -------        -------     ---------       -------
CASH AT END OF PERIOD   $   56,339      $  92,700    $   56,339    $   92,700
                           =======        =======     =========       =======

CASH PAID FOR:

  Interest              $    5,476      $     -      $   11,309    $      -
  Income taxes          $      -        $     -      $      -      $      -

NON CASH FINANCING ACTIVITIES:

 Common stock issued
  for services          $  125,000      $     -      $  250,000     $     -




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

NOTE 3 - CORRECTION OF ERRORS

        Certain errors, resulting in an overstatement of previously reported assets and equity, were discovered. Correction of these errors had no effect on previously reported net loss for the year ended December 31, 1996.

        The following schedule details the nature and amount of each error:

            Overstatement of fixed assets                 $        (350,774)
            Overstatement of deferred charges                       (70,000)
            Overstatement of common stock                               158
            Overstatement of additional paid-in capital             420,616

               Net Change                                 $            =

        Additionally, for the three months ended September 30, 1997, the Company restated its previously reported income statement and balance sheet for an error in recording the discount on convertible debenture issuance and the related amortization of the discount to non-cash interest expense of $231,665.