Form 10QSB
period 1998-03-31
NEWRIDERS INC
filed 1998-05-13
CIK 1023397

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-QSB
              Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                 For the quarterly period ended 3/31/98
                    Commission file number 000-22775


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

     As of May 11, 1998, the issuer had outstanding 17,420,537 shares of its Common Stock, $0.001 par value.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited consolidated balance sheet of Newriders, Inc., a Nevada corporation (the "Company"), as of March 31, 1998 and the related audited consolidated balance sheet of the Company as of December 31, 1997, the unaudited related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 1998 and March 31, 1997, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Newriders Limited owns and operates an Easyriders Cafe Restaurant, an Easyriders Apparel and Merchandise Store, and an Easyriders Motorcycle and Accessory Shop in Fresno, California. The Company also owns and operates an Easyriders Cafe Restaurant and Apparel Store in Myrtle Beach, South Carolina. The Fresno, California location operated from approximately May, 1996 until January 1998, when it closed for remodeling. It is expected to reopen in the third quarter of 1998. The Myrtle Beach location has operated since its opening in May 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     During the three months ended March 31, 1998, the Company experienced a net loss in the amount of $1,230,993, in contrast to the net loss of $307,530 for the three months ended March 31, 1997. Net loss per share was ($0.07) for the three months ended March 31, 1998.

     The Company attributes its net loss incurred during the three month period ended March 31, 1998 to the increase in overhead for accounting, legal and professional fees related to the pending acquisition of Paisano Publications and El Paso Bar-B-Que. A significant portion of the loss for the three month period ended March 31, 1998 was due to a non-cash interest expense of $305,864 associated with raising funds through issuing convertible debentures at a discount.

     Total sales for the three months ended March 31, 1998 were $214,163, down $241,062 (53%) from the $455,225 reported for the three months ended March 31, 1997. Total sales for all reported periods were comprised of revenue from sales of restaurant items, Easyriders apparel and merchandise, and motorcycle accessories. The decrease in sales results from the closure of the Company's Fresno, California location for remodeling in January 1998.

     Cost of sales for the three months ended March 31, 1998 was $64,792, or approximately 30% of total sales. Cost of sales for the three months ended March 31, 1997 was $239,476, or approximately 53% of total sales. Cost of sales consists primarily of the cost of food, alcoholic and non-alcoholic beverages, apparel, motorcycle parts and accessories and direct labor costs.

     Gross margin for the three months ended March 31, 1998 was $149,371, down $66,378 from the $215,749 reported for the three months ended March 31, 1997. These decreases reflect primarily the Company's decreased sales volume associated with closing the Company's restaurant and store locations in Fresno, California in January, 1998 for remodeling.

     Restaurant and store operating expenses for the three months ended March 31, 1998 was $356,529, down $5,225 from the $361,754 reported for the three months ended March 31, 1997. The lack of significant fluctuation reflects primarily the Company's decreased operating expenses associated with closing the Company's restaurant and store locations in Fresno, California in January, 1998 for remodeling partially offset by increased expenses associated with opening the Company's second location in Myrtle Beach, South Carolina in May, 1997.

     Selling, general and administrative expenses for the three months ended March 31, 1998, were $660,456, up $501,756 from the $158,756 reported for the three months ended March 31, 1997. The primary components of selling, general and administrative expenses for the three months ended March 31, 1998 include expenses associated with public relations, investor relations, corporate accounting and legal services, travel, lodging and advertising.

     General and administrative expenses should generally be viewed as likely to recur in the normal course of business, although the amounts of such expenditures will vary.

Liquidity and Capital Resources

     The Company's stockholders' equity decreased $746,437 in the three months ended March 31, 1998, from $302,842 as of December 31, 1997 to a deficit of $443,595 as of March 31, 1998. The decrease is the result of a net loss of approximately $1,230,993 for the three month period. The decrease was partially offset by capital infusions during the three month period ended March 31, 1998. An unrelated party converted approximately $433,333 of debt to 186,705 shares of the Company's common stock representing an average conversion price of $2.32 per share.

     Cash and cash equivalents decreased $1,209,352 to $53,281 at March 31, 1998 from $20,047 at December 31, 1997 due primarily to net cash used in operating activities of $1,338,922. Cash used in operating activities included a net loss of $1,230,993 and a net decrease in operating liabilities of $477,116. These uses of cash were partially offset by $305,864 of non-cash interest expense and $63,323 related to the depreciation and amortization of property and equipment. The remaining difference relates to net cash provided by financing activities through the issuance of $600,000 of debt partially offset by $261,203 of payments on debt, capital lease obligation and advances. The Company additionally utilized $209,227 of cash for capital requirements for the remodeling of the Company's Fresno facility.

     The Company's most significant cash needs in 1998 include working capital to improve current restaurant operations in Fresno, California and Myrtle Beach, South Carolina, and to investigate and negotiate terms and conditions for additional sites for Easyriders Cafes. The Company's present cash resources may not be adequate to sustain operations through 1998. If the two acquisitions the Company is pursuing are completed, the Company will have adequate cash resources to sustain operations for the foreseeable future. If the acquisitions are not completed during 1998, the Company will be required to raise additional capital through borrowing or additional sale of equity. Further, revenues from the Company's operating restaurants would not be adequate to support the present headquarters executive staff, and the Company would be required to substantially reduce its corporate overhead.

Balance Sheet Information

     Assets

     As of March 31, 1998, the Company reported total assets of $2,429,191, down $1,033,164 from the $3,462,355 reported as of December 31, 1997. Total current assets as of March 31, 1998 were $419,756, down $1,144,237 from the $1,563,993 reported as of December 31, 1997. Property and equipment - net was $1,643,713 as of March 31, 1998, up $156,115 from the $1,487,598 reported as of December 31, 1997. Total other assets were $365,722 as of March 31, 1998, down $45,042 from the $410,764 reported as of December 31, 1997. The change in total assets reflects primarily an increase in property and equipment - net associated with acquiring additional equipment and tenant improvements for the reopening of the Company's restaurant and store locations in Fresno, California and the decrease in cash balances from operating activities.

     Liabilities

     Total current liabilities decreased $43,540, from $1,343,639 as of December 31, 1997, to $1,300,099 as of March 31, 1998. The decrease is attributable to payments made on advances from stockholders and other advances of $217,000 during January 1998 and decreases in accounts payable, $215,741, and accrued compensation and benefits, $232,337 during the quarter. This decrease was partially offset by short-term borrowing of $600,000 received in March 1998.

     Convertible Debentures decreased $218,516 from $785,183 as of December 31, 1997 to $556,667 as of March 31, 1998. The decrease in convertible debentures was associated with the conversion of $433,333 of debentures into common stock of the Company partially offset by the amortization of the remaining discount during the three months ended March 31, 1998.

     Long-term debt decreased $42,839 from $892,306 as of December 31, 1997 to $849,467 as of March 31, 1998. The decrease in long-term liabilities was associated with the payments made during the three months ended March 31, 1998.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  There are no exhibits included with this report.

     (b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWRIDERS, INC.
                              (Registrant)


Date:  May 12, 1998       By: /s/ William R. Nordstrom
                              -------------------------------------
                              William R. Nordstrom
                              Principal Financial Officer and
                              Chief Accounting Officer


                    NEWRIDERS, INC. AND SUBSIDIARY
                Condensed Consolidated Balance Sheets

                                ASSETS

                                      March 31,      December 31,
                                        1998             1997
                                    -------------    ------------
                                    (Unaudited)

CURRENT ASSETS:

  Cash and cash equivalents         $   53,281       $1,262,633
  Inventories                          271,916          285,622
  Prepaid expenses                      94,559           15,738
                                     ---------        ---------

     Total Current Assets              419,756        1,563,993
                                     ---------        ---------
PROPERTY AND EQUIPMENT - net         1,643,713        1,487,598
                                     ---------        ---------
ORGANIZATION COSTS, net                131,947          142,158

DEPOSITS AND OTHER ASSETS              112,496          107,503

DEFERRED FINANCING COSTS, net          121,279          161,103
                                     ---------        ---------
     TOTAL ASSETS                   $2,429,191       $3,462,355
                                     =========        =========


                      NEWRIDERS, INC. AND SUBSIDIARY
           Condensed Consolidated Balance Sheets (Continued)

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         March 31,    December 31,
                                            1998          1997
                                       -------------   ------------
                                       (Unaudited)
CURRENT LIABILITIES:

  Accounts payable                     $   302,163      $  517,904
  Accrued expenses                          69,741          54,567
  Accrued compensation and benefits        108,603         340,940
  Advances from stockholders                34,350         201,350
  Other advances                                 0          50,000
  Current obligation under capital lease    22,171          21,184
  Current portion of long-term debt        763,071         157,694
                                         ---------        --------
     Total Current Liabilities           1,300,099       1,343,639
                                         ---------        --------

DEFERRED RENT                              153,899         128,003

OBLIGATION UNDER CAPITAL LEASE,
  Less Current Obligation                    2,654          10,382

CONVERTIBLE DEBENTURES, net                566,667         785,183

LONG-TERM DEBT                             849,467         892,306

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock; 25,000,000 shares
   authorized of $0.001 par value;
   17,368,130 and 17,181,425 shares
   issued and outstanding at 1998
   and 1997, respectively                   17,368          17,181
  Additional paid-in capital             7,369,046       6,884,677
  Common stock subscription receivable    (750,000)       (750,000)
  Accumulated deficit                   (7,080,009)     (5,849,016)
                                        ----------      ----------
     Total Stockholders' Equity           (443,595)        302,842
      (Deficit)                         ----------      ----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $   2,429,191     $ 3,462,355
                                        ==========      ==========

                      NEWRIDERS, INC. AND SUBSIDIARY
              Condensed Consolidated Statements of Operations
                               (Unaudited)


                              For the Three Months Ended
                                      March 31,
                              --------------------------
                                 1998          1997
                              ------------    ----------
                              (Unaudited)     (Unaudited)
SALES                          $   214,163   $  455,225

COST OF SALES                       64,792      239,476
                                ----------    ---------
GROSS MARGIN                       149,371      215,749
                                ----------    ---------
EXPENSES

 Restaurant and store
 operating expenses                356,529      361,754

 Selling, general
 and administrative                660,456      158,756
                                 ---------      -------
    Total Expenses               1,016,985      520,510
                                 ---------      -------
    Loss from
    Operations                    (867,614)    (304,714)
                                 ---------     --------
OTHER EXPENSE

 Interest expense                   (57,515)     (2,769)
 Interest expense -
 noncash                           (305,864)         -
                                 ----------      -------
    Total Other Expense            (363,379)      (2,769)
                                 ----------      -------
NET LOSS                        $(1,230,993)  $ (307,530)
                                  =========     ========

NET LOSS PER SHARE                   ($0.07)      ($0.02)
                                  =========     ========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING-BASIC               17,256,814   16,232,888
                                 ==========   ==========









                       NEWRIDERS, INC. AND SUBSIDIARY
          Condensed Consolidated Statements of Stockholders' Equity


                                                      Common
                        Common Stock      Additional  Stock
                   --------------------   Paid-in     Subscription Accumulated
                   Shares        Amount   Capital     Receivable   Deficit
                   ---------   --------   ----------  ------------ -----------
Balance,
 January 1, 1997   16,168,000   $16,168   $ 3,570,992 ($1,000,000)$(1,072,142)

Common stock issued
 in conjunction
 with convertible
 debentures           293,825       294        610,523

Discount on con-
 vertible debenture
 issuance                                      481,667

Warrants issued in
 connection with
 convertible deben-
 tures                                         105,130

Sale of common stock  384,600      384         499,616

Common stock issued
 for services         335,000      335         572,165

Services rendered in
 satisfaction of
 common stock sub-
 scription receivable                                     250,000

Compensatory options
 issued to non-
 employees                                     671,500

Capital contributed
 by shareholders                               373,084

Net loss for the
period ended December
31, 1997                                                           (4,776,874)
                    ---------   --------     ---------    -------   ---------
Balance,
 December 31,
 1997              17,181,425     17,181     6,884,677   (750,000) (5,849,016)

Common stock issued
 in conjunction
 with convertible
 debentures
 (Unaudited)           186,705        187     433,146


Warrants issued in
 connection with
 issuance of debt
 (Unaudited)                                   51,223

Net loss for the
 three months ended
 March 31, 1998
 (Unaudited)                                                       (1,230,993)
                    ---------   ------       ---------    -------   ---------

Balance,
 March 31, 1998
 (Unaudited)       17,368,130  $17,368      $7,369,046  ($750,000)($7,080,009)
                   ==========   ======       =========   ========  ==========

                    NEWRIDERS, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                              For the Three Months Ended
                                      March 31,
                              --------------------------
                                 1998            1997
                              ----------      ----------
                              (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                    ($1,230,933)      ($307,530)
 Adjustments to
 reconcile net loss to
 net cash used by oper-
 ating activities:
  Common stock issued
   for services                     -            140,993
  Depreciation and
   amortization                   63,323          32,319
  Non-cash interest
   expense                       305,864             -
  Changes in operating
   assets and liabilities:
  (Increase) decrease
   in inventories                 13,706          (4,501)
  (Increase) decrease in
   prepaid expenses              (78,821)          2,035
  (Increase) decrease in
   deposits and other
   assets                         (4,993)            -
  Increase (decrease) in
   accounts payable and
   accrued expenses             (432,904)         52,980
  Increase (decrease) in
   deferred rent                  25,896            -
                                 --------         -------

   Net Cash Used by
    Operating Activities      (1,338,922)        (83,704)
                               ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of Property and
  equipment                     (209,227)       (432,372)
                                 -------        --------
      Net Cash Used by
     Investing Activities       (209,227)       (423,372)
                                 -------         -------
CASH FLOWS FROM FINANCING
ACTIVITIES

  Payments on capital lease
   obligation                     (6,741)         (2,696)
  Issuance of Debt               600,000
  Payment of long-term debt      (37,462)
  Cash contributions to
   capital                                       523,656
  Payment of stockholders'
   and other advances           (217,000)
                                 -------         -------

    Net Cash Provided by
    Financing Activities         338,797         520,960
                                 -------         -------
NET INCREASE (DECREASE)
IN CASH                       (1,209,352)         13,884

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD         1,262,633          20,047
                               ---------         -------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD              $   53,281       $  33,931
                               =========        ========
SUPPLEMENTAL CASH FLOW
INFORMATION

  Cash paid for interest      $   35,438      $    2,825

NON CASH FINANCING ACTIVITIES:

 Common stock issued
  for services                       -        $  140,993

 Common stock issued
  in settlement of
  debt                        $  433,333            -

 Issuance of Warrants
  in connection with
  debt issuance               $   51,223            -



The accompany notes are an integral part of these consolidated financial statements



                    NEWRIDERS, INC. AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements
           March 31, 1998 (Unaudited) and December 31, 1997

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - DEBT

        On March 2, 1998, the Company borrowed $100,000 under an unsecured promissory note agreement. Borrowings under the agreement bear interest at 8% per annum and are due on demand.

        On March 17, 1998, the Company borrowed $500,000 under a securities purchase agreement. Borrowings under the agreement bear interest at 12% per annum and are due on demand. Additionally, the agreement requires the issuance of 10,000 (20,000 after April 17, 1998) warrants to purchase common stock of the Company at $1.50 each week the debt is outstanding. For the period ended March 31, 1998, 20,000 warrants were issued and an additional 80,000 warrants to purchase common stock of the Company at $1.50 per share were issued for the period from April 1, 1998 to May 17, 1998. The fair value of the warrants for the period ended March 31, 1998 has been recorded as debt issuance costs and is amortized during the period the warrants were issued.

NOTE 3 - NET LOSS PER COMMON SHARE

        The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Earnings per share assuming dilution is computed using the weighted average number of shares outstanding and dilutive effect of potential shares outstanding. Diluted earnings per share is not presented at March 31, 1998 due to the antidilutive effect on earnings per share.

NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLES

        Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive loss for the three months ended March 31, 1998 and 1997 equaled the reported net loss on the Company's statements of operations.