Form 10QSB
period 1998-06-30
NEWRIDERS INC
filed 1998-08-13
CIK 1023397

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 6/30/98
                 Commission file number 000-22775

                         NEWRIDERS, INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                            88-0361202
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

                 567 San Nicolas Drive, Suite 400
                 Newport Beach, California  92660
             ________________________________________
             (Address of principal executive offices)


                          (949) 718-4630
         ________________________________________________
         (Issuer's telephone number, including area code)


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

     As of August 11, 1998, the issuer had outstanding 18,498,316 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Newriders, Inc., a Nevada corporation (the "Company"), as of June 30, 1998 and the related audited consolidated balance sheet of the Company as of December 31, 1997, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1998 and June 30, 1997, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company consolidated with Newriders Limited, a California corporation, the Company's wholly-owned subsidiary.

     Newriders, Inc. was organized on July 13, 1995 under the name of American Furniture Wholesale, Inc. Newriders Limited was formed on November 8, 1994 in the State of California. Newriders, Inc. and Newriders Limited entered into a Plan of Reorganization on June 28, 1996, whereby Newriders, Inc. acquired 100% of the outstanding Common Stock of Newriders Limited in exchange for 13,250,000 shares of the common stock of Newriders, Inc. issued to the former shareholders of Newriders Limited (the "Reorganization"). A total of 11,000,000 of the shares issued in the Reorganization were newly issued and 2,250,000 shares were concurrently reacquired from an existing stockholder and reissued as part of the Reorganization. In connection with the Reorganization, the Company amended its Articles of Incorporation effective July 1, 1996 to change its name to Newriders, Inc. Throughout this document the "Company" shall mean the combined entities of Newriders, Inc. and its subsidiary, Newriders Limited.

     The acquisition of Newriders Limited was recorded as a recapitalization of Newriders Limited, whereby Newriders Limited is treated as the surviving entity for accounting purposes.

     Newriders Limited leases facilities in Fresno, California, which, until January, 1998, were operated as an Easyriders Cafe Restaurant and Apparel and Merchandise Store combination, and an Easyriders Motorcycle and Accessory Shop. From May, 1997, until July 22, 1998, the Company also owned and operated an Easyriders Cafe Restaurant and Apparel Store in Myrtle Beach, South Carolina, which was sold to a related party on that date. The Fresno, California location operated from approximately May, 1996 until being closed in January, 1998. Management now expects to reopen the Fresno location in late 1998 or early 1999, after proposed renovations are completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Proposed Reorganization.

     As described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company proposes to engage in a transaction (the "Proposed Reorganization") which would result in the formation of a holding company which would own the Company, and the acquisition by the holding company of Paisano Publications, Inc., a California corporation engaged in a specialty magazine publishing business, and certain of its affiliates (collectively "Paisano Publications"), and M & B Restaurants, L.C., a Texas limited liability company, doing business as El Paso Bar-B-Que ("El Paso Bar-B-Que"), engaged in the operation of four barbecue restaurants. The Company has caused the formation of Easyriders, Inc., a Delaware corporation, to be the proposed holding company, and has caused Easyriders, Inc. to prepare and file with the Securities and Exchange Commission a Registration Statement on Form S-4 with respect to the Proposed Reorganization, and has included therein a form of Prospectus/Proxy Statement pursuant to which the shareholders of Newriders, Inc. will be asked to vote, among other things, to approve the Proposed Reorganization. The solicitation proposed to be conducted through the Prospectus/Proxy Statement included in the Registration Statement will not be conducted until the Registration Statement has been declared effective.

Results of Operations.

     During the three months ended June 30, 1998, the Company experienced a net loss in the amount of $3,966,181 compared to the net loss of $452,772 for the three months ended June 30, 1997. Net loss per share was $0.23 for the three months ended June 30, 1998. The cumulative net loss for the six months ended June 30, 1998, was $5,197,174 as compared to a net loss for the six months ended June 30, 1997, of $760,302. Net loss per share was $0.30 for the six months ended June 30, 1998.

     The Company attributes the increased losses for the three and six month periods ended June 30, 1998 primarily to an increase in expenses, although the Company also reported a decrease in sales for the three and six month periods ended June 30, 1998. The components of the increase in expenses of $3,009,294 for the three month period ended June 30, 1998, as compared to the three month period ended June 30, 1997, were increases of $132,404 in restaurant and store operating expenses, $356,037 in selling, general and administrative expenses, $1,888,867 in stock issuance expense and $631,986 loss on sale of restaurant and apparel store to a related party.

     Increased restaurant and store operating expenses for the three and six month periods ended June 30, 1998, are the result of the simultaneous operation of the Myrtle Beach location in the periods, and the continuing fixed costs associated with the Fresno location. Fixed costs for the Fresno location continued despite the closing of that location for remodeling. For the three months ended June 30, 1997, restaurant and store operating expenses related primarily to the Fresno location; the Myrtle Beach location having opened in May, 1997.

     The Company attributes increased selling, general and administrative expenses to increased overhead for accounting, legal and professional fees and the addition of corporate staff related to the conduct of the Proposed Reorganization and the anticipated administrative needs of the Company following the Proposed Reorganization. General and administrative expenses should generally be viewed as likely to recur in the normal course of business, although the amounts of such expenditures will vary.

     Stock issuance expense for the three and six month periods ended June 30, 1998 relates to the issuance of 1,000,000 shares of Newriders' common stock to Joseph Teresi. The stock issuance expense represents the difference between the fair market value of the shares issued and the forgiveness of $211,133 in accounts payable by Mr. Teresi.

     The loss on sale of restaurant to related party recorded as of June 30, 1998, relates to the sale of the Company's restaurant and apparel store in Myrtle Beach, South Carolina to Easyriders of Myrtle Beach, Inc., and represents the difference between the price at which such assets were sold and the historical cost basis of the Company in such assets. Easyriders of Myrtle Beach, Inc. is a South Carolina corporation, 50% of the outstanding common stock is owned by Leon Hatcher, a director and beneficial owner of more than 5% of the outstanding common stock of the Company. The purchase price for the assets was $607,420 plus the assumption of certain liabilities. The consideration was paid in the form of a $100,000 cash down payment, and a promissory note for the balance, bearing interest at the rate of twelve percent (12%) per annum. Principal is due and payable forty-five (45) days after the July 22, 1998 closing date, and interest accrues if the principal is not paid in full on or before the due date. The promissory note is secured by a first priority lien on 300,000 shares of the Company's common stock owned and pledged by Leon Hatcher.

     Easyriders of Myrtle Beach, Inc. has assumed and agreed to pay all of the Company's duties, debts, covenants and obligations under certain equipment leases, the Myrtle Beach, South Carolina premises lease and all of the Company's accrued payroll obligations, accrued employer tax obligations, accounts payable, debts and other obligations of the Company with respect to the Myrtle Beach, South Carolina restaurant, bar and apparel shop. Buyer's assumption of certain liabilities does not include a certain financing obligation ("FMAC Obligation") with Franchise Mortgage Acceptance Corporation ("FMAC") secured by some of the equipment included in the sale. The Company is to use its reasonable best efforts to obtain a release of such equipment from the FMAC Obligation and cause marketable title to be delivered to Buyer. Until that occurs, the Company will remain responsible to pay the remaining payments under the FMAC Obligation.

     Total sales for the three months ended June 30, 1998 were $609,992, down $83,894 (12%) from the $693,886 reported for the three months ended June 30, 1997. Total sales for all reported periods were comprised of revenue from sales of restaurant items, Easyriders apparel and merchandise, and motorcycle accessories. The decrease in sales reflects the closure of the Company's Fresno, California location for remodeling in January 1998, and different levels of sales at the different locations.

     Cost of sales for the three months ended June 30, 1998 was $322,172, or approximately 53% of total sales. Cost of sales for the three months ended June 30, 1997 was $479,481, or approximately 69% of total sales. Cost of sales consists primarily of the cost of food, alcoholic and non-alcoholic beverages, apparel, motorcycle parts and accessories and direct labor costs.

     Gross margin for the three months ended June 30, 1998 was $287,820, up $73,415 from the $214,405 reported for the three months ended June 30, 1997. This increase is attributed by the Company to a more efficient operation of the Myrtle Beach location as compared to the Fresno location.

Liquidity and Capital Resources

     The Company's stockholders' equity decreased $1,529,117 in the six months ended June 30, 1998, from $302,842 as of December 31, 1997 to a deficit of $1,226,275 as of June 30, 1998. Cash and cash equivalents decreased $904,619 to $358,014 at June 30, 1998 from $1,262,633 at December 31, 1997 due primarily to net cash used in operating activities of $2,107,736. Cash used in operating activities reflects a net loss of $5,197,174, partially offset by non-cash expenses of $1,888,867 for common stock issued for services, loss on sale of restaurant of $631,986, $903,755 of non-cash interest expense and $122,988 related to the depreciation and amortization of property and equipment. Cash flows from changes in operating assets and liabilities reflect a decrease in inventories of $98,260, increase in deferred acquisition costs of $553,477, increased prepaid expenses of $217,921 and increased deposits and other assets of $2,609. Also, accounts payable increased by $195,305 and deferred rent increased by $22,284.

     These decreases in cash and cash equivalents were partially offset by net cash provided by financing activities through the issuance of $2,100,000 of debt partially offset by $752,002 of payments on debt, capital lease obligation and advances. The Company additionally utilized $144,881 of cash for capital requirements for the remodeling of the Company's Fresno facility, and for the purchase of property and equipment.

     The Company's most significant cash needs in 1998 include working capital to remodel the Company's facilities in Fresno, California, to investigate and negotiate terms and conditions for additional sites for restaurants (if the Proposed Reorganization does not occur) and to complete the Proposed Reorganization. The Company's present cash resources are not adequate to sustain operations through 1998 unless the Proposed Reorganization is completed. If the Proposed Reorganization is completed, the Company should have adequate cash resources to sustain operations for the foreseeable future. If the Proposed Reorganization is not completed during 1998, the Company will be required to raise additional capital through borrowing or additional sale of equity. Even assuming the reopening of the Fresno location, revenues would likely not be adequate to support the present headquarters executive staff, and the Company would be required to substantially reduce its corporate overhead.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

   (a)There are no exhibits included with this report.

   (b)A Current Report on Form 8-K for an event which occurred July 22, 1998, was filed by the Company on August 5, 1998.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEWRIDERS, INC.
                                              (Registrant)


Date:  August 13, 1998                        By: /s/ William R. Nordstrom
                                                 ------------------------
                                                 William R. Nordstrom,
                                                 Principal Financial Officer
                                                 and Chief Accounting Officer

                           APPENDIX "A"
NEWRIDERS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                              ASSETS


                                          June 30,        December 31,
                                          1998               1997
                                       -------------      -------------
                                         (unaudited)

CURRENT ASSETS:

  Cash and cash equivalents              $  358,014       $   1,262,633
  Inventories                               187,362             285,622
  Deferred acquisition costs                553,477                   0
  Prepaid expenses                          233,659              15,738
                                        ------------      -------------
     Total Current Assets                  1,332,512          1,563,993
                                        ------------      -------------

PROPERTY AND EQUIPMENT, net                  852,413          1,487,598
                                        ------------      -------------
ORGANIZATION COSTS, net                      121,736            142,158

DEPOSITS AND OTHER ASSETS                    110,112            107,503

DEFERRED FINANCING COSTS, net                129,121            161,103
                                       --------------     -------------
                                       $   2,545,894      $   3,462,355
                                       ==============     =============


The accompanying notes are an integral part of these consolidated financial statements

NEWRIDERS, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          June 30,          December 31,
                                          1998              1997
                                       --------------      ---------------
                                        (unaudited)

CURRENT LIABILITIES:

  Accounts payable                     $     752,196       $      517,904
  Accrued expenses                            97,272               54,567
  Accrued compensation and benefits           57,219              340,940
  Advances from stockholders                  34,350              201,350
  Other Advances                              55,000               50,000
  Current obligation under capital lease      17,766               21,184
  Current portion of long-term debt          768,645              157,694
                                       --------------      ---------------
     Total Current Liabilities             1,782,448            1,343,639
                                       --------------      ---------------
DEFERRED RENT                                 95,669              128,003

OBLIGATION UNDER CAPITAL LEASE,
 Less Current Obligation                           0               10,382

CONVERTIBLE DEBENTURES, net                1,088,899              785,183

LONG-TERM DEBT                               805,153              892,306

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock; 25,000,000 shares
   authorized of $0.001 par value;
   18,498,316 and 17,181,425 shares
   issued and outstanding at 1998 and
   1997, respectively                         18,498               17,181
  Additional paid-in capital              10,551,417            6,884,677
  Common stock subscription receivable      (750,000)            (750,000)
  Accumulated deficit                    (11,046,190)          (5,849,016)
                                         ------------         ------------
    Total Stockholders' Equity (Deficit)  (1,226,275)             302,842
                                         ------------         ------------
                                         $ 2,545,894          $ 3,462,355
                                         ============         ============
The accompanying notes are an integral part of these consolidated financial statements

NEWRIDERS, INC. AND SUBSIDIARY
Consolidated Statements of Operations


                                For the Three Months Ended  For the Six Months Ended
                                         June 30,                     June 30,
                                    1998            1997       1998           1997
                                ------------- ------------- ------------ -------------
                                  (unaudited)  (unaudited)   (unaudited)  (unaudited)
SALES                           $    609,992  $    693,886  $   824,155  $  1,149,111

COST OF SALES                   $    322,172       479,481  $   386,964       718,957
                                ------------- ------------- ------------ -------------
GROSS MARGIN                         287,820       214,405      437,191       430,154
                                ------------- ------------- ------------ -------------
EXPENSES
  Restaurant and store operating
   expenses                          542,356       409,952      898,885       771,706
  Selling, general and
   administrative                    610,670       254,633    1,271,126       413,389
  Stock issuance expense           1,888,867             0    1,888,867             0
  Loss on sale of restaurant to
   related party                     631,986             0      631,986             0
                                ------------- ------------- ------------ -------------
     Total Expenses                3,673,879       664,585    4,690,864     1,185,095
                                ------------- ------------- ------------ -------------

     Loss from Operations         (3,386,059)     (450,180)  (4,253,673)     (754,941)
                                ------------- ------------- ------------ -------------
OTHER EXPENSE

  Interest expense              $     17,769        (2,592) $   (39,746)       (5,361)
  Interest expense - noncash    $   (597,891)            0  $  (903,755)            0
                                ------------- ------------- ------------ -------------
    Total Other Expense             (580,122)       (2,592)    (943,501)       (5,361)
                                ------------- ------------- ------------ -------------
NET LOSS                        $ (3,966,181) $   (452,772) $(5,197,174) $   (760,302)
                                ============= ============= ============ =============
NET LOSS PER SHARE              $      (0.23) $      (0.03) $     (0.30) $      (0.05)
                                ============= ============= ============ =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC       17,545,283    16,168,000   17,401,846    16,168,000
                                ============= ============= ============ =============


The accompanying notes are an integral part of these consolidated financial statements

NEWRIDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

                                                    For the Six Months Ended
                                                              June 30,
                                                      1998             1997
                                                  -------------- -------------
                                                     (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $  (5,197,174) $  (885,303)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Common stock issued for services                    1,888,867      250,000
  Services rendered in satisfaction of
   common stock receivable                                           125,000
  Depreciation and amortization                         122,988       64,638
  Loss on sale of restaurant to related party           631,986
  Non-cash interest expense                             903,755
  Changes in operating assets and liabilities:
  (Increase) decrease in inventories                     98,260       (5,651)
  (Increase) decrease in deferred acquisition costs    (553,477)
  (Increase) decrease in prepaid expenses              (217,921)       2,035
  (Increase) decrease in deposits and other assets       (2,609)      35,462
   Increase (decrease) in accounts
    payable and accrued expenses                        195,305      645,634
   Increase (decrease) in deferred rent                  22,284
                                                   -------------  -----------
     Net Cash Used by Operating Activities           (2,107,736)     231,815
                                                   -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (144,881)  (1,032,772)
                                                   -------------  -----------
     Net Cash (Used by) provided by
      Investing Activities                             (144,881)  (1,032,772)
                                                   -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligation                  (13,800)      (2,696)
  Issuance of debt and convertible debentures         2,100,000
  Payment of long-term debt and convertible
    debentures                                         (576,202)
  Cash contributions to capital                                      303,653
  Common stock issued for cash                                       500,000
  Payment of stockholders' and other advances          (162,000)
                                                   ------------- ------------
    Net Cash Provided by Financing Activities         1,347,998      800,957
                                                   ------------- ------------
NET INCREASE (DECREASE) IN CASH                        (904,619)           0

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                              1,262,633            0
                                                   ------------- ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $    358,014  $         0

The accompanying notes are an integral part of these consolidated financial statements

NEWRIDERS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

                                                    For the Six Months Ended
                                                              June 30,
                                                      1998             1997
                                                  -------------- -------------
                                                     (Unaudited)  (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION -

  Cash paid for interest                          $      60,451  $      5,833

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement of
    accounts payable                              $     211,133
  Common stock issued in settlement of debt       $     691,864
  Issuance of warrants in connection with debt
    issuance                                      $     542,858
  Convertible debentures issued with conversion
    discount                                      $     333,335

The accompanying notes are an integral part of these consolidated financial statements

NEWRIDERS, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 1998 (Unaudited) and December 31, 1997

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2-DEBT

On March 17, 1998, the Company borrowed $500,000 under a securities purchase agreement. Borrowings under the agreement bear interest at 12% per annum, and are due on demand. Borrowings under this agreement are included in the current portion of long-term debt in the accompanying financial statements. Additionally, the agreement requires the issuance of 20,000 warrants to purchase common stock of the Company at $1.50 per share for the period ended March 31, 1998 and an additional 160,000 warrants to purchase common stock of the Company at $1.50 per share be issued for the period ending June 30, 1998. The fair value of the warrants for the periods ended March 31, 1998 and June 30, 1998 have been recorded as debt issuance costs and were amortized during the periods ended March 31, 1998 and June 30, 1998, respectively.

On May 11, 1998, the Company issued convertible debentures with a face value of $500,000 due May 11, 2000 in a private placement transaction. The debentures accrue interest at 8% per year. The debentures were fully repaid in cash on June 12, 1998. Additionally, in conjunction with the issuance of the convertible debentures, the Company issued warrants for the purchase of 25,000 shares of the Company's common stock with an exercise price of $2.82 per share during the next three years. The fair value of the warrants, aggregating $40,901, has been recorded as debt issuance costs and was amortized over the term that the debentures were outstanding.

On June 11, 1998, the Company issued convertible debentures with a face value of $1,000,000 due June 30, 2000 in a private placement transaction. The debentures accrue interest at 8% per year with interest payable quarterly. The debentures are convertible at the option of the holder into shares of the Company's common stock at the lesser of the five-day average closing bid price on the closing date or 75% of the five-day average closing bid price on the conversion date, as defined. The debentures are convertible at the holder's option anytime after August 10, 1998. The discount available at conversion results in the debentures being issued at a discount. The conversion discount, which was $333,335 at the date of issuance, is being recognized by the Company as noncash interest expense over the shortest expected term to anticipated conversion of the debentures with a corresponding increase to the original principal amount of the debentures. During the quarter ended June 30, 1998, $105,567 of noncash interest expense was recorded relating to the debentures. Additionally, in conjunction with the issuance of the convertible debentures, the Company issued warrants for the purchase of 25,000 shares of the Company's common stock with an exercise price of $2.98 per share during the next three years. The fair value of the warrants, aggregating $41,518, has been recorded as debt issuance costs and is being amortized over the term of the debentures.

NOTE 3 - SALE OF RESTAURANT TO RELATED PARTY

On July 22,1998, the Company sold its Myrtle Beach Restaurant to a stockholder and director of the Company. As a result, the Company recorded a write-down of $596,986 with respect to leasehold improvements and store fixtures to reflect the net realizable value of the Myrtle Beach location.

NOTE 4 - COMMON STOCK ISSUANCE

During June 1998, the Company issued 1,000,000 shares of the Company's Common Stock to a stockholder of Paisano Publication, Inc. for services to the Company and the forgiveness of certain trade payables. The fair value of the shares, net of the forgiven trade payables, was recorded as stock issuance expense in the accompanying financial statements.

NOTE 5 - NET LOSS PER COMMON SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Earnings per share assuming dilution is computed using the weighted average number of shares outstanding and dilutive effect of potential shares outstanding. Diluted earnings per share is not presented at June 30, 1998 due to the antidilutive effect on earnings per share.

NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive loss for the three months ended June 30, 1998 and 1997 equaled the reported net loss on the Company's statements of operations.